Form 10-Q
period 2008-03-31
RFMC Global Directional Fund LP
filed 2008-05-16
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-53118

RFMC GLOBAL DIRECTIONAL FUND, LP

Delaware	20-8870560
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

4 Benedek Road

Princeton, New Jersey 08540

(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES               NO    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES             NO    X

RFMC GLOBAL DIRECTIONAL FUND, LP

2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
 As of March 31, 2008 (Unaudited) and December 31, 2007
_______________

	March 31,	December 31,
	2008	2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker	$ 4,599,441	$4,870,950
Net unrealized gain on open positions	9,235	281,684
	4,608,676	5,152,634
CASH AND CASH EQUIVALENTS	15,411,199	1,979,155

DUE FROM GENERAL PARTNER	-	9,100

INTEREST RECEIVABLE AND OTHER ASSETS	14,013	33,079

TOTAL ASSETS	$20,033,888	$7,173,968

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Prepaid subscriptions	$ 6,209,000	$ 235,000
Redemptions payable	228,370	133,353
Other accrued expenses	77,002	122,472
Accrued management fees	61,110	43,551
Due to General Partner	33,595	-

TOTAL LIABILITIES	6,609,077	534,376

PARTNERS' CAPITAL
Limited partners – Investor Class (9,537.9336 and 4,308.2391 fully redeemable units at March 31, 2008 and
December 31, 2007, respectively)	10,713,999	4,339,665
Limited partners – Institutional Class – Series 1 (1,626.9565 and
1,595.6911 fully redeemable units at March 31, 2008 and
December 31, 2007, respectively)	1,890,925	1,638,843
Limited partners – Institutional Class – Series 2 (95.8099 and
42.4523 fully redeemable units at March 31, 2008 and
December 31, 2007, respectively)	109,707	43,279
General partner – Institutional Class – Series 3 (430.8777 and
566.2617 fully redeemable units at March 31, 2008 and
December 31, 2007, respectively)	710,180	617,805

TOTAL PARTNERS' CAPITAL	13,424,811	6,639,592

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$20,033,888	$7,173,968

NET ASSET VALUE PER UNIT –
Investor Class (based on Partners' Capital of $10,713,999 and
$4,339,665 and 9,537.9336 and 4,308.2391 fully redeemable units outstanding)	$ 1,123.30	$ 1,007.29

Institutional Class – Series 1 (based on Partners' Capital of $1,890,925
and $1,638,843 and 1,626.9565 and 1,595.6911 fully redeemable units outstanding)	$ 1,162.25	$ 1,027.04

Institutional Class – Series 2 (based on Partners' Capital of $109,707
and $43,279 and 95.8099 and 42.4523 fully redeemable units outstanding)	$ 1,145.05	$ 1,019.47

Institutional Class – General Partner – Series 3 (based on Partner's Capital of $710,180 and $617,805 and 430.8777 and 566.2617 fully redeemable units
outstanding)	$ 1,648.22	$ 1,091.02

 See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENT OF INCOME AND GENERAL PARTNER INCENTIVE ALLOCATION
 For the Three Months Ended March 31, 2008
(Unaudited)
____________

NET INVESTMENT LOSS
Income:
Interest income	$ 60,769

Expenses:
Brokerage commissions	156,794
Management fees	72,591
Accounting and administrative fees	44,781
Other expenses	12,486

Total expenses	286,652

Net investment loss	(225,883)

TRADING PROFITS
Profits (losses) on trading of commodity futures:
Net realized gains on closed positions	1,726,196
Change in net unrealized gains on open positions	(272,449)

Total trading profits	1,453,747

NET INCOME	$ 1,227,864
Less: General Partner incentive allocation	245,573
General Partner incentive allocation waived	(17,203)

NET INCOME AFTER GENERAL PARTNER
INCENTIVE ALLOCATION	$ 999,494

NET INCOME AFTER GENERAL PARTNER
INCENTIVE ALLOCATION PER UNIT
Investor Class	$ 116.01

Institutional Class – Series 1	$ 135.21

Institutional Class – Series 2	$ 125.58

Institutional Class – General Partner – Series 3	$ 557.20

 See Notes to Condensed Financial Statements.

RFMC GLOBAL FUND DIRECTIONAL FUND, LP
 CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
 For the Three Months Ended March 31, 2008
(Unaudited)
_____________

	Partners' Capital
			Institutional Class
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

Balances at January 1, 2008	4,308.2391	$ 4,339,665	1,595.6911	$1,638,843	42.4523	$ 43,279	566.2617	$ 617,805	$ 6,639,592

Additions	5,229.6945	5,689,000	31.2654	32,552	53.3576	60,000	3.1720	4,173	5,785,725

Redemptions	-	-	-	-	-	-	(138.5560)	(228,370)	(228,370)

Net income:

General partner incentive allocation	-	-	-	-	-	-	-	228,370	228,370

Allocation to all partners	-	685,334	-	219,530	-	6,428	-	88,202	999,494

Balances at March 31, 2008	9,537.9336	$10,713,999	1,626.9565	$1,890,925	95.8099	$ 109,707	430.8777	$ 710,180	$13,424,811

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Global Directional Fund LP (the "Partnership") included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-12G for the period ended December 31, 2007.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners' capital for the interim periods presented and are not necessarily indicative of a full year's results.

2.	PARTNERSHIP ORGANIZATION

The Partnership is a Delaware limited partnership, which was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts.  The Partnership may also invest in entities (including other partnerships or funds) that trade commodity interests.

Ruvane Fund Management Corporation is the general partner of the Partnership (the "General Partner") and is registered as a Commodity Pool Operator, Commodity Trading Advisor, and an Introducing Broker with the Commodity Futures Trading Commission (CFTC).  The General Partner is required by the Limited Partnership Agreement, as amended and restated, (the "Agreement") to contribute $1,000 to the Partnership.

In accordance with the Agreement, the Partnership offers limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer limited partnership interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000, after notice to the limited partners.

The Partnership offers two classes of limited partnership interests; the Institutional Class and the Investor Class. Commission charges, General Partner management fees and incentive allocations to the General Partner will differ between Classes and/or Series, but in all other respects the Institutional Class interests and the Investor Class interests will be identical. The Institutional Class and Investor Class interests will also be traded pursuant to the same trading program and at the same Trading Level (as defined in the Confidential Offering Memorandum).

The General Partner has selected Welton Investment Corporation (the "Advisor") as the Partnership's trading advisor.  All of the Partnership's assets will initially be traded pursuant to the Advisor's Global Directional Portfolio, which follows a proprietary quantitative trading strategy.  The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

The Partnership shall end upon the withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

3.	SIGNIFICANT ACCOUNTING POLICIES

	A.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  These investments are classified as Level 1 fair value estimates (quoted prices in active markets for identical assets) under the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157").

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	B.	Due from Broker

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value.  The fair value of the U.S. Treasury bills as of March 31, 2008 and December 31, 2007 was $997,723 and $996,367, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

	C.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss).  "Net unrealized gains or losses on open contracts" are reflected in the Condensed Statements of Financial Condition.  Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open positions”. Interest income is recognized on an accrual basis.

	D.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of up to 7.00%). The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. During the three months ended March 31, 2008, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and National Futures Association fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Such execution costs totaled $2,254 for the three months ended March 31, 2008.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	D.	Brokerage Commissions (continued)

Commissions and execution costs charged to each Class or Series were as follows:

	Investor Class	$ 130,332
	Institutional Class – Series 1	18,070
	Institutional Class – Series 2	706
	Institutional Class – General Partner – Series 3	7,686
	Total	$ 156,794

For the three months ended March 31, 2008, the General Partner received brokerage commissions of $90,281 from the Partnership.  As of March 31, 2008 and December 31, 2007, $0 and $9,100, respectively, were due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

E.	Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

F.	Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, prior to flat-rate brokerage commission, management fees and incentive allocations, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement.  Each partner is then charged its applicable Class and/or Series flat-rate brokerage commission, management fees and incentive allocations.

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term "New Profits" is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading.  The General Partner waived a portion of its incentive allocation from Institutional Class Series 1 and Series 3 interests during the three month period ended March 31, 2008.  For the three month period ended March 31, 2008, General Partner incentive allocations, net of waived amounts, were as follows:

	Investor Class	$ 173,712
	Institutional Class – Series 1	37,987
	Institutional Class – Series 2	1,500
	Institutional Class – Series 3	15,171
		$ 228,370

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

 RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	H.	Management Fees

Investor Class and Institutional Class Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner.  Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner.  For the three months ended March 31, 2008, management fees earned by the General Partner were as follows:

			$11,375
		Investor Class	108
		Institutional Class – Series 2	$11,483

		As of March 31, 2008 and December 31, 2007, $2 and $5,087, respectively, was due to the General Partner for management fees.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to ¼ of 2% (2% annually) of the month-end Trading Level for each month during such quarter.  Trading level shall mean the Partnership's net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  The leverage ratio is 1.2 times the net assets of the Partnership.  As such, the Advisor's management fee will approximate 2.4% per annum of the Partnership's net assets.  For the three months ended March 31, 2008, management fees earned by the Advisor were as follows:

		$45,154
	Investor Class	10,902
	Institutional Class – Series 1	423
	Institutional Class – Series 2	4,629
	Institutional Class – General Partner – Series 3	$61,108

	As of March 31, 2008 and December 31, 2007, $61,108 and $38,464, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

	The Partnership pays all legal, accounting, auditing, and other administrative and operating expenses and fees associated with the operation of the Partnership.

The General Partner advanced the organizational and initial offering costs of the Partnership totaling $23,910.  The Partnership will reimburse the General Partner for the advanced costs and will also amortize the total initial offering costs of $29,633 over a period of up to 12 months.  During the three months ended March 31, 2008, initial offering costs of $12,486 were amortized into expense.  As of March 31, 2008 and December 31, 2007, initial offering costs payable to the General Partner totaled $7,970 and $20,590, respectively.

	The General Partner will pay the continuous offering costs of the Partnership.

J.	Income Taxes

	No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	J.	Income Taxes (continued)

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provision of Financial Accounting Standards Board Interpretation No. 48 (FIN 48) entitled "Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  FIN 48 had no impact on the Partnership's financial statements.

	K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Condensed Statements of Financial Condition.

	L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

	M.	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of expenses such as administrative fees.  Actual results could differ from these estimates.

	N.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership's financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	N.	Recently Issued Accounting Pronouncements (continued)

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities,

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Partnership's investment by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized gain on open positions	$ 9,235	$ 9,235	N/A	N/A
Money market mutual funds	$8,515,955	$8,515,955	N/A	N/A
U.S. Treasury Bills	$ 997,723	N/A	$997,723	N/A

In March 2008, the FASB issued Statement of Financial Accounting Standards (FASB) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“FAS 161”).  FAS 161 amends FASB Statement No. 133 (“FAS 133”) to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is encouraged.  The implementation of FAS 161 is not expected to have a material impact on the Partnership’s financial statements.

O.	Reclassifications

Certain prior-period amounts have been classified to conform to the current-period presentation.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	P.	Indemnifications

The Partnership has entered into agreements, which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith.  The Partnership has had no prior claims or payments pursuant to these agreements.  The Partnership's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on previous experience, the Partnership expects the risk of loss to be remote.

4.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended March 31, 2008
	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$ 1,007.29	$ 1,027.04		$ 1,019.47

Income (loss) from operations
Net investment loss	(52.13)	(41.07)		(42.60)
Net trading profits	168.14	176.28		168.18

Net income	116.01	135.21		125.58

Net Asset Value, End of the period	$ 1,123.30	$ 1,162.25		$ 1,145.05

Total Return(1), (5)	11.52%	13.17%		12.32%

Total Return (prior to incentive allocation)(2), (5)	14.03%	15.44%		14.64%

Supplemental Data

Ratios of expenses to average net assets
Expenses prior to incentive allocation(4), (6)	13.51%	8.85%		10.12%
Incentive allocation(5)	2.57%	2.13%	(6)	2.33%
Total expenses	16.08%	10.98%		12.45%

Ratios of net investment loss to average net assets(3), (4), (6)	(10.86)%	(6.43)%		(7.46)%

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
 For the Three Months Ended March 31, 2008
(Unaudited)
_______________

 4.         FINANCIAL HIGHLIGHTS (CONTINUED)

Period from August 1, 2007 (commencement of operations) to December 31, 2007
	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$1,000.00	$ 1,000.00		$ 1,000.00

Income (loss) from operations
Net investment loss	(60.93)	(42.35)		(50.85)
Net trading profits	68.22	69.39		70.32
Net income	7.29	27.04		19.47

Net Asset Value, End of the period	$1,007.29	$ 1,027.04		$ 1,019.47

Total Return(1), (5)	0.73%	2.70%		1.95%

Total Return (prior to incentive allocation)(2), (5)	1.56%	3.32%		3.01%

Supplemental Data

Ratios of expenses to average net assets
Expenses prior to incentive allocation(4), (6)	14.54%	9.54%		11.25%
Incentive allocation(5)	0.90%	0.61%	(6)	1.14%

Total expenses	15.44%	10.15%		12.39%

Ratios of net investment loss to average net assets(3), (4), (6)	(10.96)%	(6.14)%		(7.66)%
__________________
(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)	Total return (prior to incentive allocation) is derived as net income per unit and adding back incentive allocation per unit divided by the opening net asset value per unit.
(3)	Net investment loss ratio excludes the effects of incentive allocations.
(4)

Annualized, except that certain non recurring expenses, such as professional fees, were not annualized for purposes of computing the ratios of expenses prior to incentive allocation and net investment loss to average net assets.  Each Class and/or Series of interests commenced operations on August 1, 2007.

(5)	Not annualized.
(6)	Net of 0.69% and 0.30% effect of waiver of incentive allocations during the three months ended March 31, 2008 and the period ended December 31, 2007, respectively.

 *  *  *  *  *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        RFMC Global Directional Fund, LP (the "Partnership") is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto ("Commodity Interests") and to engage in all activities incident thereto. The Partnership may also invest in entities (including other partnerships or funds) that trade Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.  Ruvane Fund Management Corporation is the General Partner of the Partnership (the "General Partner") and Welton Investment Corporation ("WIC" or the "Advisor") is the Partnership's trading advisor (the "Advisor").

        The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisor, the amount of additions and redemptions and changes in interest rates. Although extensive leverage is available in futures markets, the General Partner will monitor WIC's trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. Currently, the leverage that WIC will employ on behalf of the Partnership is 1.2, or 20% higher than the actual funds allocated to WIC (such amount is referred to herein as the "Trading Level"). In general, margin commitments for the Partnership will range between 15% and 20% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

        The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management fees to the Advisor, payment of management fees and incentive allocations to the General Partner and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees, allocations and expenses.

        The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. All of the Partnership's assets currently are allocated to WIC's Global Directional Portfolio, which is a proprietary quantitative trading strategy, and will be traded at a leverage ratio of 1.2. The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

        The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 7.00% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).  In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner's trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

Summary of Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting estimates and related judgments underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 3 of the Notes to the Condensed Financial Statements.

        Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions  on the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

        The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statement of Income and General Partner Incentive Allocation. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Three Months Ended March 31, 2008

        For the quarter ended March 31, 2008, the partnership had total net trading profits comprised of $1,726,196 in net realized gains on closed positions, and $(272,449) in change in net unrealized gains on open positions.  The Partnership also had interest income of $60,769.

        In January 2008, the Partnership was profitable. The Partnership earned profits trading in US and Japanese fixed income instruments, gold, and the New Zealand dollar; the Partnership generated losses in the Japanese Yen, Swiss Franc, crude oil and gasoline. The Partnership recorded a net gain of $374,283. In February 2008, trading was profitable as the Partnership had gains in natural gas, the Australian Dollar, soybeans, aluminum, crude oil and copper; the Partnership generated losses in US fixed income instruments, the Swiss Franc, the Canadian Dollar and US stock indices. The Partnership recorded a net gain of $766,795. In March 2008, trading was slightly profitable. The Partnership had gains in Japanese fixed income instruments, the Euro, the Japanese Yen and natural gas; the Partnership had losses in soybeans, European fixed income instruments, US stock indices and sugar. The Partnership recorded a net gain of $86,786.

        For the quarter ended March 31, 2008, the Partnership had expenses comprised of $156,794 in brokerage commissions (including clearing and exchange fees), $72,591 in management fees, and $57,267 in accounting and administrative, and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership's reporting requirements under the Securities Exchange Act of 1934, as amended.

        As a result of above, the Partnership recorded net income after General Partner incentive allocation of  $999,494 for the quarter.

        At March 31, 2008, the net asset value of the Partnership was $13,424,811, compared to its net asset value of $6,639,592 at December 31, 2007.

        During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Liquidity and Capital Resources

        In general, the Advisor trades only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits the price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party From liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the Commodity Interests.

        The Partnership's capital resources are dependent upon three factors: (a) the income or losses generated by the Advisor; (b) the capital invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner. The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days' prior written notice to the General Partner.

        The General Partner is required to contribute $1,000 to the Partnership. All capital contributions by the General Partner necessary to maintain such capital account balance are evidenced by units of general partnership interest, each of which has an initial value equal to the net asset value per unit at the time of such contribution. The General Partner may withdraw any excess above its required capital contribution without notice to the limited partners and may also contribute any greater amount to the Partnership.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodities or commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership's primary business activities.

        The futures interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized.

        The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. It is anticipated that the following will be the primary trading risk exposures of the Partnership for the year 2008, by market sector:

        Interest Rate: Interest rate risk is a significant market exposure of the Partnership. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

        Currency: The Partnership's currency exposure is to exchange rate fluctuations, primarily in the following countries: Germany, England, Japan, France, Switzerland, Australia, Canada and United States. The Partnership may have some additional currency exposure in New Zealand, Brazil, Mexico and South Africa. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

        Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper.  The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

        The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

        The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.
•	The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments.

        The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2008.

         The potential loss in earnings for each market risk exposure as of March 31, 2008 was:

Currency exchange rate risk	$ 43,730

Commodity price risk	$104,858

Interest rate risk	$ 86,104

Item 4. Controls and Procedures

        The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated  the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2008 the Partnership's disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure.  There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls during the first quarter of 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2008, 11,691.5777 Partnership Units were held by 125 Limited Partners and the General Partner. All of the Limited Partnership Units are "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2008 through March 31, 2008, a total of  5,317.4895 Partnership Units were subscribed for the aggregate subscription amount of $5,785,725.  The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions

January 2008	$ 238,533
February 2008	$ 2,117,347
March 2008	$ 3,429,846

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor.  Such sales commission in no event exceeded 4% of the subscription amount. All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2008	RFMC GLOBAL DIRECTIONAL FUND, LP By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer