Form 10-Q
period 2008-09-30
RFMC Global Directional Fund LP
filed 2008-11-19
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

YES	X	NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ______	Accelerated Filer ______
Non-accelerated filer X (do not check if a Smaller reporting company)	Smaller Reporting Company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	____	NO X

RFMC GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of September 30, 2008 (Unaudited) and December 31, 2007

_______________

	September 30, 2008	December 31, 2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $3,292,797 for 2008 and $2,120,381 for 2007)	$4,517,067	$4,870,950
Net unrealized gains on open positions	406,628	281,684
	4,923,695	5,152,634
CASH AND CASH EQUIVALENTS	21,687,478	1,979,155
DUE FROM GENERAL PARTNER	69,583	9,100
INTEREST RECEIVABLE AND OTHER ASSETS	9,622	33,079
TOTAL ASSETS	$26,690,378	$7,173,968
LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Prepaid subscriptions	$0	$235,000
Redemptions payable	292,105	133,353
Other accrued expenses	81,621	122,472
Accrued management fees	158,244	43,551
TOTAL LIABILITIES	531,970	534,376
PARTNERS’ CAPITAL
Limited partners – Investor Class (21,625.8889 and 4,308.2391 fully redeemable units at September 30, 2008 and December 31, 2007, respectively)	23,291,303	4,339,665
Limited partners – Institutional Class – Series 1 (1,629.8510 and 1,595.6911 fully redeemable units at September 30, 2008 and December 31, 2007, respectively)	1,858,805	1,638,843
Limited partners – Institutional Class – Series 2 (265.9028 and 42.4523 fully redeemable units at September 30, 2008 and December 31, 2007, respectively)	296,282	43,279
General partner – Institutional Class – Series 3 (296.1586 and 566.2617 fully redeemable units at September 30, 2008 and December 31, 2007, respectively)	712,018	617,805
TOTAL PARTNERS’ CAPITAL	26,158,408	6,639,592
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$26,690,378	$7,173,968
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $23,291,303 and $4,339,665 and 21,625.8889 and 4,308.2391 fully redeemable units outstanding)	$1,077.01	$1,007.29
Institutional Class – Series 1 (based on Partners’ Capital of $1,858,805 and $1,638,843 and 1,629.8510 and 1,595.6911 fully redeemable units outstanding)	$1,140.48	$1,027.04
Institutional Class – Series 2 (based on Partners’ Capital of $296,282 and $43,279 and 265.9028 and 42.4523 fully redeemable units outstanding)	$1,114.25	$1,019.47
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $712,018 and $617,805 and 296.1586 and 566.2617 fully redeemable units outstanding)	$2,404.18	$1,091.02

See Notes to Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF LOSS AND GENERAL PARTNER INCENTIVE ALLOCATION

For the Three Months and Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	August 1, 2007 (commencement of operations) to September 30, 2007
NET INVESTMENT LOSS
Income:
Interest income	$322,186	$123,331	$27,019
Expenses:
Brokerage commissions	1,041,211	454,918	40,182
Management fees	494,946	224,042	20,627
Accounting and administrative fees	277,004	139,589	43,000
Other expenses	19,133	2,469	1,041
Total expenses	1,832,294	820,018	104,850
Net investment loss	(1,510,108)	(697,687)	(77,831)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures: Net realized gains (losses) on closed positions	1,901,278	(351,591)	(286,249)
Change in net unrealized gains on open positions	124,944	(1,532,783)	419,280
Total trading profits (losses)	2,026,222	(1,884,374)	133,031

NET INCOME (LOSS)	516,114	(2,582,061)	55,200
Less: General Partner incentive allocation	619,635	0	11,040
General Partner incentive allocation waived	(26,485)	0	(1,189)

NET INCOME (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION	$(77,036)	$(2,582,061)	$45,349

NET INCOME (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION PER UNIT
Investor Class	$69.72	$(105.44)	$(16.55)
Institutional Class – Series 1	$113.44	$(98.67)	$(9.54)
Institutional Class – Series 2	$94.78	$(99.61)	$(11.40)
Institutional Class – General Partner – Series 3	$1,313.16	$(207.78)	$6.86

See Notes to Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

	Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2008	4,308.2391	$4,339,665	1,595.6911	$1,638,843	42.4523	$43,279	566.2617	$617,805	$6,639,592
Additions	18,020.2167	20,030,227	90.1302	100,823	179.5383	209,917	8.1102	14,231	20,355,198
Redemptions	(702.5669)	(744,346)	(12.9545)	(15,000)	—	—	(278.2133)	(593,150)	(1,352,496)
Transfers	—	—	(43.0158)	(53,303)	43.9122	53,303	—	—	—
Net income (loss):
General partner incentive allocation	—	—	—	—	—	—	—	593,150	593,150
Allocation to all partners	—	(334,243)	—	187,442	—	(10,217)	—	79,982	(77,036)
Balances at September 30, 2008	21,625.8889	$23,291,303	1,629.8510	$1,858,805	265.9028	$296,282	296.1586	$712,018	$26,158,408

	Investor Class		Series 1		Series 2		Series 3
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at August 1, 2007 (commencement of operations)	—	$—	—	$—	—	$—	—	$—	$—
Additions	2,861.4346	2,750,000	1,588.5805	1,588,458	42.4523	40,000	600.6350	600,566	4,979,024
Redemptions	—	—	—	—	—	—	(9.7840)	(9,851)	(9,851)
Net income (loss):
General partner incentive allocation	—	—	—	—	—	—	—	9,851	9,851
Allocation to all partners	—	64,079	—	(15,036)	—	1,968	—	(5,662)	45,349
Balances at September 30, 2007	2,861.4346	$2,814,079	1,588.5805	$1,573,422	42.4523	$41,968	590.8510	$594,904	$5,024,373

See Notes to Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

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

Due from broker represents cash required to meet margin requirements and excess funds not required for margin which are typically invested in 30 day commercial paper and U.S. Treasury bills which are carried at cost plus accrued interest, which approximates market value. The fair value of the U.S. Treasury bills as of September 30, 2008 and December 31, 2007 was $0 and $996,367, respectively. The Partnership is subject to credit risk to the extent that any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

C.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. “Net unrealized gains on open positions” are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains on open positions”. Interest income is recognized on an accrual basis.

D.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of up to 7.00%). The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the nine months ended September 30, 2008 and the period August 1, 2007 (commencement of operations) to September 30, 2007, all

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D.	Brokerage Commissions (continued)

Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading. The Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. For the three and nine months ended September 30, 2008, such execution costs totaled $1,241 and $5,521, respectively. For the period August 1, 2007 (commencement of operations) to September 30, 2007, such execution costs totaled $491.

Commissions and execution costs charged to each Class or Series were as follows:

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	August 1, 2007 (commencement of operations) to September 30, 2007
Investor Class	$956,727	$425,773	$25,974
Institutional Class - Series 1	56,576	18,939	10,167
Institutional Class - Series 2	5,084	2,956	197
Institutional Class General Partner - Series 3	22,824	7,250	3,844
Total	$1,041,211	$454,918	$40,182

For the three and nine months ended September 30, 2008, the General Partner received brokerage commissions of $375,279 and $900,305, respectively, from the Partnership. During the period August 1, 2007 (commencement of operations) to September 30, 2007, the General Partner received brokerage commissions of $18,231 from the Partnership. As of September 30, 2008 and December 31, 2007, $69,583 and $9,100, respectively, were due from the General Partner for reimbursement of broker commissions advanced by the Partnership.

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

balances, as defined in the Agreement. Each partner is then charged its applicable Class and/or Series flat-rate brokerage commission, management fees and incentive allocations.

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” is defined as the increase, if any, in the adjusted net asset value of the assets allocated to trading. The General Partner waived a portion of its incentive allocation from Institutional Class – Series 1 and Series 3 interests during the period August 1, 2007 (commencement of operations) to September 30, 2007, and for the nine month period ended September 30, 2008.  No incentive allocations were earned by the General Partner during the three months ended September 30, 2008. The General Partner incentive allocation, net of waived amounts for the nine months ended September 30, 2008 and for the period August 1, 2007 (Commencement of Operations) to September 30, 2007 were as follows:

	Nine Months Ended September 30, 2008	August 1, 2007 (commencement of operations) to September 30, 2007
Investor Class	$508,025	$6,192
Institutional Class – Series 1	58,208	2,588
Institutional Class – Series 2	3,427	92
Institutional Class – Series 3	23,490	979
	$593,150	$9,851

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.	Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner. Institutional Class – Series 1 and Series 3 interests are not assessed a management fee by the General Partner. The management fees earned by the General Partner were as follows:

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	August 1, 2007 (commencement of operations) to September 30, 2007
Investor Class	$124,634	$65,127	$3,107
Institutional Class – Series 2	1,235	778	33
Total	$125,869	$65,905	$3,140

As of September 30, 2008 and December 31, 2007, $7 and $5,087, respectively, was due to the General Partner for management fees.

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

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008	August 1, 2007 (commencement of operations) to September 30, 2007
Investor Class	$319,478	$141,230	$9,044
Institutional Class – Series 1	33,229	10,984	6,039
Institutional Class – Series 2	2,965	1,718	121
Institutional Class – General Partner – Series 3	13,405	4,205	2,283
Total	$369,077	$158,137	$17,487

As of September 30, 2008 and December 31, 2007, $158,237 and $38,464, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

The Partnership pays all legal, accounting, auditing, and other administrative and operating expenses and fees associated with the operation of the Partnership.

The General Partner advanced the organizational and initial offering costs of the Partnership totaling $23,910. The Partnership reimbursed the General Partner for the advanced costs and also amortized the total initial offering costs of $29,633 over the twelve month period ended July 31, 2008. During the period August 1, 2007 (commencement of operations) to September 30, 2007, initial offering cost of $1,041 was amortized into expense. During the three and nine months ended September 30, 2008, initial offering costs of $2,469 and $19,133, respectively, were amortized into expense. As of September 30, 2008 and December 31, 2007, initial offering costs payable to the General Partner totaled $0 and $20,590, respectively.

The General Partner will pay the continuous offering costs of the Partnership.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Income Taxes

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

N.	Recently Issued Accounting Pronouncements (continued)

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized gains on open positions	$ 406,628	$ 406,628	N/A	N/A
Money market mutual funds	$ 20,700,859	$ 20,700,859	N/A	N/A

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
N.	Recently Issued Accounting Pronouncements (continued)

In October 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of FAS 157 in a market that is not active.  FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The implementation of FSP 157-3 did not have a material impact on the Partnership's financial statements.

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2008 and for the Period

August 1, 2007 (commencement of operations) to September 30, 2007

(Unaudited)

_______________

4.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Nine Months Ended September 30, 2008
	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,007.29	$1,027.04		$1,019.47
Income (loss) from operations
Net investment loss	(115.39)	(89.35)		(84.69)
Net trading profits	185.11	202.79		179.47
Net income	69.72	113.44		94.78
Net Asset Value, End of the period	$1,077.01	$1,140.48		$1,114.25
Total Return(1), (5)	6.92%	11.05%		9.30%
Total Return (prior to incentive allocation)(2), (5)	10.01%	14.52%		11.55%
Supplemental Data
Ratios of expenses to average net assets
Expenses prior to incentive allocation(4), (6)	13.26%	8.47%		9.79%
Incentive allocation(5)	3.05%	3.14	% (6)	2.14%
Total expenses	16.31%	11.61%		11.93%
Ratios of net investment loss to average net assets(3), (4), (6)	(11.03)%	(6.32)%		(7.69)%

	Period from August 1, 2007 ( commencement of operations) to December 31, 2007
	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,000.00	$1,000.00		$1,000.00
Income (loss) from operations
Net investment loss	(60.93)	(42.35)		(50.85)
Net trading profits	68.22	69.39		70.32
Net income	7.29	27.04		19.47
Net Asset Value, End of the period	$1,007.29	$1,027.04		$1,019.47
Total Return(1), (5)	0.73%	2.70%		1.95%
Total Return (prior to incentive allocation)(2), (5)	1.56%	3.32%		3.01%
Supplemental Data
Ratios of expenses to average net assets
Expenses prior to incentive allocation(4), (6)	14.54%	9.54%		11.25%
Incentive allocation(5)	0.90%	0.61	%(6)	1.14%
Total expenses	15.44%	10.15%		12.39%
Ratios of net investment loss to average net assets(3), (4), (6)	(10.96)%	(6.14)%		(7.66)%

__________
(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)	Total return (prior to incentive allocation) is derived as net income per unit and adding back incentive allocation per unit divided by the opening net asset value per unit.
(3)	Net investment loss ratio excludes the effects of incentive allocations.
(4)

Annualized, except that certain non recurring expenses, such as professional fees, were not annualized for purposes of computing the ratios of expenses prior to incentive allocation and net investment loss to average net assets. Each Class and/or Series of interests commenced operations on August 1, 2007.

(5)	Not annualized.
(6)	Net of 1.01% and 0.30% effect of waiver of incentive allocations during the nine months ended September 30, 2008 and the period ended December 31, 2007, respectively.

* * * * *

14

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

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 7.00% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate). In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period.  The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

                The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Three Months Ended September 30, 2008

For the quarter ended September 30, 2008, the Partnership had total net trading losses comprised of ($351,591) in net realized losses on closed positions, and ($1,532,783) in change in net unrealized gains on open positions. The Partnership also had interest income of $123,331.

In July 2008, the Partnership was unprofitable. The Partnership had losses in crude oil, the Euro Bund, corn, aluminum and natural gas; the Partnership had gains in nickel, the Swiss Franc, the Mexican Peso and US and global stock indices. The Partnership recorded a net loss of $2,124,937. In August 2008, trading was unprofitable as the Partnership had losses in the Australian Dollar, Norwegian Kroner, the New Zealand Dollar, aluminum, tin and soybeans; the Partnership had gains in the Swiss Franc, Japanese and US fixed income instruments, non-US stock indices and natural gas. The Partnership recorded a net loss of $1,674,661. In September 2008, trading was profitable. The Partnership had gains in nickel, Canadian and UK stock indices, and the Euro; the Partnership had losses in UK fixed income instruments, tin and Asian stock indices. The Partnership recorded a net gain of $1,217,537.

For the quarter ended September 30, 2008, the Partnership had expenses comprised of $454,918 in brokerage commissions (including clearing and exchange fees), $224,042 in management fees, $139,589 in accounting and administrative fees, and $2,469 in other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative fees consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net loss after General Partner incentive allocation of $2,582,061 for the quarter.

At September 30, 2008, the net asset value of the Partnership was $26,158,408, compared to its net asset value of  $6,639,592 at December 31, 2007.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, the Partnership had total net trading profits comprised of $1,901,278 in net realized gains on closed positions, and $124,944 in change in net unrealized gains on open positions. The Partnership also had interest income of $322,186.

In January 2008, the Partnership was profitable. The Partnership earned profits trading in US and Japanese fixed income instruments, gold, and the New Zealand dollar; the Partnership generated losses in the Japanese Yen, Swiss Franc, crude oil and gasoline. The Partnership recorded a net gain of $374,283. In February 2008, trading was profitable as the Partnership had gains in natural gas, the Australian Dollar, soybeans, aluminum, crude oil and copper; the Partnership generated losses in US fixed income instruments, the Swiss Franc, the Canadian Dollar and US stock indices. The Partnership recorded a net gain of $766,795. In March 2008, trading was slightly profitable. The Partnership had gains in Japanese fixed income instruments, the Euro, the Japanese Yen and natural gas; the Partnership had losses in soybeans, European fixed income instruments, US stock indices and sugar. The Partnership recorded a net gain of $86,786. In April 2008, the Partnership had a small loss. The Partnership had losses in Japanese and US fixed income instruments, cattle, the Japanese Yen, US stock indices, aluminum and the New Zealand dollar; the Partnership generated gains in crude oil natural gas, RBOB gasoline European fixed income instruments and the Swiss Franc. The Partnership recorded a net loss of $146,554. In May 2008, trading was profitable as the Partnership had gains in nickel, heating oil, crude oil, natural gas, RBOB gasoline, and European fixed income instruments; the Partnership generated losses in US stock indices, the Eurodollar, the British Pound and gold. The Partnership recorded a net gain of $1,091,702 In June 2008, trading was profitable. The Partnership had gains in corn, European fixed income instruments, natural gas, US stock indices, soybeans and tin; the Partnership had losses in US fixed income instruments, Asian stock indices and the New Zealand Dollar. The Partnership recorded a net gain of $925,163. In July 2008, the Partnership was unprofitable. The Partnership had losses in crude oil, the Euro Bund, corn, aluminum and natural gas; the Partnership had gains in nickel, the Swiss Franc, the Mexican Peso and US and global stock indices. The Partnership recorded a net loss of $2,124,937. In August 2008, trading was unprofitable as the Partnership had losses in the Australian Dollar, Norwegian Kroner, the New Zealand Dollar, aluminum, tin and soybeans; the Partnership had gains in the Swiss Franc, Japanese and US fixed income instruments, non-US stock indices and natural gas. The Partnership recorded a net loss of $1,674,661. In September 2008, trading was profitable. The Partnership had gains in nickel, Canadian and UK stock indices, and the Euro; the Partnership had losses in UK fixed income instruments, tin and Asian stock indices. The Partnership recorded a net gain of $1,217,537.

For the nine months ended September 30, 2008, the Partnership had expenses comprised of $1,041,211 in brokerage commissions (including clearing and exchange fees), $494,946 in management fees, $277,004 in accounting and administrative fees, and $19,133 in other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative fees consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net loss after General Partner incentive allocation of $77,036 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

In general, the Advisor trades only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits the price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, of thereby requiring the Partnership to make or take delivery of the underlying interests of the Commodity Interests.

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of September 30, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2008.

The potential loss in earnings for each market risk exposure as of September 30, 2008 was:

Currency exchange rate risk	$28,125
Commodity price risk	$85,782
Interest rate risk	$220,443

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2008 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect those controls during the third quarter of 2008.  During the quarter NAV Consulting, Inc. replaced LAMP Technologies LLC as a provider of accounting and reporting services for the Partnership.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2008, 23,817.8013 Partnership Units were held by 267 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2008 through September 30, 2008, a total of 18,297.9954 Partnership Units were subscribed for the aggregate subscription amount of $20,355,198. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2008	$238,533
February 2008	$2,117,347
March 2008	$3,429,846
April 2008	$8,574,042
May 2008	$5,114,993
June 2008	$195,139
July 2008	$459,244
August 2008	$104,681
September 2008	$121,373

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

RFMC GLOBAL DIRECTIONAL FUND LP

Date: November 19, 2008	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer