Form 10-K
period 2008-12-31
RFMC Global Directional Fund LP
filed 2009-03-31
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 000-53118

RFMC GLOBAL DIRECTIONAL FUND, LP

(Exact name of registrant as specified in its charter)

Delaware	20-8870560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Benedek Road Princeton, NJ 08540 (Address of principal executive offices) (Zip Code)

(609) 921-0717
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units

Indicate by check mark if Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value. As of January 31, 2009 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $39,815,465.

TABLE OF CONTENTS

PART 1
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to Vote of Security Holders.
PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules.

PART I

Item 1. Business.

Summary

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

Ruvane Fund Management Corporation, a Delaware corporation (the "General Partner"), is the general partner of the Partnership. The Partnership and the General Partner maintain their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. The telephone number for the Partnership and the General Partner is (609) 921-0717, the facsimile number is (609) 921-0577, their e-mail address is info@ruvanefunds.com and the General Partner's website is www.ruvanefunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission ("CFTC") pursuant to the Commodity Exchange Act ("CEA"), as amended (the "CEA"), as a Commodity Pool Operator ("CPO") since August 8, 1995, as a Commodity Trading Advisor ("CTA") since January 12, 1990 and as an introducing broker since May 8, 1995, and is a member of the National Futures Association ("NFA") in such capacities. The General Partner has selected Welton Investment Corporation ("WIC" or the "Advisor") as the Partnership's trading advisor. The Advisor's main business address is The Eastwood Building, San Carlos between 5th and 6th Carmel, California 93921-6147; telephone: (831) 626-5190; facsimile: (831) 626-5199; and email: busdev@welton.com. WIC has been registered with the CFTC as a CTA and CPO since January 4, 1989. WIC is a member of the NFA in such capacities since January 4, 1989. All trading decisions regarding the Partnership are made by WIC.

All of the Partnership's assets are traded pursuant to the Advisor's proprietary quantitative trading strategy known as Global Directional Portfolio The assets of the Partnership are currently be traded at a leverage ratio of 1.2 (such amount is referred to herein as the "Trading Level"). In addition, the Partnership trades a more limited set of markets than other accounts traded pursuant to the Advisor's strategy known as Global Directional Portfolio. The General Partner may in its discretion change the Trading Level at any time or elect to have the Advisor trade a more extensive set of markets. The Partnership may trade futures and forward contracts on commodities, energies, interest rates, currencies and stock indices. A representative list of the types of markets that may be traded is set forth on page nine.

The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity Interests. However, trading in Commodity Interests does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity Interests is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the limited partners. There can be no assurance that the Partnership will achieve any profits.

In accordance with the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the units up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership. The Partnership offers two classes of limited partnership interests, the Institutional Class and the Investor Class. What class of interests an investor is permitted to purchase will depend upon the nature of the investor (e.g., whether the investor is an institutional investor or an individual investor) and whether a sales agent will receive a commission with respect to such investor. The Investor Class will be charged a 7.00% annual brokerage fee and the Institutional Class will be charged a 4.00% annual brokerage fee. In addition, the classes may be comprised of different series. If the General Partner establishes with respect to a limited partner a fee arrangement whereby the commission charges, General Partner  management fee or incentive allocation to the General Partner is different from the general Investor Class or Institutional Class (or any series that has previously been established under the Investor Class or Institutional Class), a new series will be established under the relevant class to reflect such fee arrangement. The General Partner may establish different series in its discretion with higher or lower fees than those described herein to reflect different fee arrangements the General Partner may wish to establish for an investor (or group of investors) for marketing purposes. All limited partnership interests, regardless of series or class, will share on a pro rata basis in the Partnership's holdings and trading results and will have the same redemption and consent rights and are subject to the same minimum investment amounts.

The General Partner

The General Partner, to the exclusion of the limited partners of the Partnership, manages and conducts the business of the Partnership. The General Partner (i) selects and monitors the independent commodity trading advisors and the commodity brokers; (ii) allocates and/or reallocates assets of the Partnership to or from the advisors; (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; and (v) performs such other services as the Partnership may from time to time request.

The General Partner is responsible for the selection of commodity trading advisors for the Partnership. The General Partner has currently selected WIC to act as trading advisor for the Partnership and the Partnership's capital will be allocated to the Global Directional Portfolio of WIC. The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Limited Partnership Agreement, the General Partner will maintain a general partner contribution of $1,000 to the Partnership. As of December 31, 2008 the General Partner owned $835,858 of partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

Futures Trading

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefor or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not extend to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

Two broad classifications of persons who trade in commodity futures are "hedgers" and "speculators. Commercial interests, including banks and other financial institutions, and farmers, who market or process commodities, use the futures markets for hedging. Hedging is a protective procedure designed to minimize losses that may occur because of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from his financial operations, rather than to profit strictly from his futures trading. The commodity markets enable the hedger to shift the risk of price fluctuations to the speculator.

The speculator, such as the Partnership, risks its capital with the hope of making profits from the price fluctuations in futures contracts. The speculator assumes the risks which the hedger seeks to avoid. Speculators rarely expect to take or make delivery of the cash or actual physical commodity in the futures market. Rather, they generally close out their futures positions by entering into offsetting purchases or sales of futures contracts. Because the speculator may take either a long or short position in the futures markets, it is possible for the speculator to earn profits or incur losses regardless of the direction of price trends. Generally, commodities trades made by the Partnership will be for speculative rather than for hedging purposes.

The justification for futures trading is that it provides the means for those who produce or deal in cash commodities to hedge against unpredictable price changes. Price fluctuations affect the value of inventory, the cost of production and the competitive pricing of end products. The risks of price fluctuation confront and threaten a diverse set of firms that merchandise, store or process large volumes of cash commodities. Government securities dealers, for example, often maintain a large inventory of notes and bonds. Even a small increase in prevailing interest rate levels can significantly reduce the value of those inventory holdings, and hence the price at which they can be sold. In determining the pricing of its output, the large baker, for example, is subject to the market prices of its raw materials, such as wheat, sugar and cocoa. A sudden increase in the prices of these materials will raise the cost of production and negatively affect the competitiveness of the finished product. Other entities that face the risks associated with market price fluctuation include farmers, grain elevator operators, importers, refiners and commercial banks. The constraint these entities face is that there are no short run substitutes for certain items essential for continued operation. The baker cannot function without flour, the securities dealer without bonds or the refiner without crude oil. As a result, the need arises for a vehicle through which commercial entities as a group can transfer the risk of price fluctuation to some other group that is willing to bear that risk. The futures markets exist as the vehicle that allows the transfer of price risk from commercial entities, called hedgers, to risk-bearing entities, called investors or speculators.

Investment Philosophy

The General Partner believes that, if an investor utilizes a disciplined approach to managing risk, and is appropriately capitalized, the investor will earn a premium for bearing risk. It is this premium that is the source of returns to futures investing. The returns to futures investing are driven by events that upset the supply and demand equilibrium of the underlying commodity market. For example, a change in the prime rate will affect interest rate and currency instruments, a drought will alter the production expectations for agricultural products, or the prospect of a war in the Middle East will cause the prices of crude oil and its derivatives to fluctuate. It is during these periods of disruption that the risk premium generally is paid. Conversely, when commodity markets are stable and directionless, returns from risk premia are not to be expected. Since traditional investment instruments like stocks and bonds perform poorly during disruptive periods and well in a stable economic environment, a futures investment can offer the potential benefits of diversification to a traditional portfolio.

The General Partner believes that two important considerations in evaluating an investment opportunity are whether the investment has a sound underlying economic foundation for its expected return and whether the approach employed by the investment's manager has the capability to realize that return. The General Partner's approach to investment in futures is designed to achieve consistent profits over the long term.

The General Partner allocates the Partnership's capital to WIC's Global Directional Portfolio. The General Partner measures the success of an investment program by its trading and research results and experience. The General Partner believes, on the basis of its past experience, that an account should be considered a long-term investment in order to afford the trading strategy time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate a trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration.

Extensive leverage is available in futures markets. The General Partner will monitor WIC's trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. Currently, the leverage that WIC will employ on behalf of the Partnership is 1.2, or 20% higher than the actual funds allocated to WIC (such amount is referred to herein as the "Trading Level"). In general, margin commitments for the Partnership will range between 15% and 20% of capital, although they may be substantially more or less than that any time. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.

As of December 31, 2008 the below sectors represented the indicated estimated percentage of the Partnership's portfolio and the Partnership held the following futures contracts:

Agricultural Products – 4%	Energy – 4%

Coffee	Heating Oil
Cotton	Light Sweet Crude Oil
World Sugar	Natural Gas
Corn	New York Harbor RBOB Gasoline
Soybean
Lean Hogs	Equities – 3%
Live Cattle
CAC 40 (JUMBO) 10 Euro
Currencies – 11%	German Sock Index (DAX)
Hang Seng Index
Australian Dollar	NASDAQ 100 E-MINI
Brazilian Real	NIKKEI Sock Average
British Pound	Standard & Poor's 500 Stock Price Index
Euro/British Pound Cross Rate
Euro/Japanese Yen Currency Cross Rate	Interest Rates Long Term – 58%
Euro/Swiss Franc Currency Cross Rate
Japanese Yen	Japanese Government Bonds
Mexican Peso	Long-term Euro Bund
New Zealand Dollar	Ten-Year U.S. Treasury Notes
South African Rand
Swiss Franc	Interest Rates Short Term – 5%
Australian Dollar/Japanese Yen Cross Rate
Euro Currency	Eurodollars
Canadian Dollar	Three Month Euribor
Swedish Krona
Norwegian Krone	Metals – 15%

Copper
High Grade Primary Aluminum
Nickel
Gold

The Partnership has no employees and the General Partner has two employees. Fund Administration and management information systems are provided by NAV Consulting, Inc.

The Advisor

The General Partner has selected WIC as the Partnership's trading advisor. WIC is not affiliated with the General Partner except as described in "Conflicts of Interest." WIC makes trading decisions pursuant to its proprietary quantitative trading strategy known as Global Directional Portfolio.

WIC provides qualified investors professional investment management services focused on managed futures-based trading strategies utilizing quantitative research combined with experienced portfolio management. WIC's primary activity is to buy, sell (including short sales), spread or otherwise trade in commodity futures contracts, options on futures contracts, forward contracts, commodity options, physical commodities, swaps, currencies and related instruments on United States and foreign exchanges in agricultural products, energy products, financial instruments and indices, foreign currencies, and metals.

Trading Programs

Commodity traders generally rely on either technical or fundamental analysis, or a combination thereof, in making trading decisions and attempting to identify price trends. Fundamental analysis looks at the external factors that affect the supply and demand of a particular commodity in order to predict future prices. As an example, some of the fundamental factors that affect the demand of a foreign currency, like the British pound, are the inflation and interest rates of the currency's domestic market, exchange controls, and the country's balance of trade, business climate and political stability. The supply of a currency may be determined by, among other things, government spending, credit controls, domestic money supply and prior years' trade balances. Some of the fundamental factors that affect the supply of an agricultural commodity, such as corn, include the acreage planted and factors affecting crop conditions such as drought, flood and disease. The demand for corn consists of domestic consumption and exports, and is a product of many things, including general world economic conditions, as well as the cost of corn in relation to the cost of competing products such as soybean meal, wheat, oats and barley.

Technical analysis is not based on the anticipated supply and demand of the cash (actual) commodity; instead, it is based on the theory that a study of the markets themselves will provide a means of anticipating future prices. Technical analysis of the markets generally will include a study of the actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest, utilizing charts or computers for analysis of these items.

The trading strategy which the General Partner has selected to trade the Partnership's assets is described below, and from time to time may be changed or refined. Additional trading programs may be developed by WIC or other trading advisors who may be employed in trading the assets of the Partnership.

WIC's Global Directional Portfolio is a proprietary quantitative trading system which will attempt to detect trends in price movements for futures, forward and spot contracts. All successful speculative commodity trading depends upon establishing a position and then maintaining that position while the market moves in favor of the trader. Technical trading systems seek to establish such positions and to exit the market and establish reverse positions, or both, when the favorable trend either reverses or does not materialize. No such system will be successful if the market is moving in an erratic and nontrending manner or if the market moves in the direction opposite to that predicted by the system. Because of the nature of commodity markets, prices frequently appear to be trending when the market is, in fact, without a trend. In addition, a trading system may identify markets as trending favorably to a particular position in the market even though actual market performance thereafter is the reverse of the trend identified.

The trading strategy WIC follows does not assure the success of the Partnership. Investment decisions made in accordance with this strategy will be based on an assessment of available facts. However, because of the large quantity of facts at hand, a number of available facts may be overlooked. Variables may shift and any investment decision must, in the final analysis, be based on the judgment of WIC. Accordingly, no assurance can be given that WIC's trading strategy will result in profits to investors in the Partnership.

Allocation of Capital

All of the Partnership's assets are currently allocated to WIC's Global Directional Portfolio, which is a proprietary quantitative trading strategy, and are traded at a leverage ratio of 1.2. In addition, the Partnership trades a more limited set of markets than other accounts traded pursuant to the Advisor's Global Directional Portfolio. The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

WIC's Global Directional Portfolio

WIC's Global Directional Portfolio is a comprehensive managed futures program designed to reliably deliver the style class returns of directional managed futures accompanied by a sustainable performance advantage. The trading program consists only of positions on futures and forward contracts and will not include equity securities, bonds or other similar instruments. The trading program guides WIC's investment decisions on behalf of the Partnership.

The trading system used by WIC is proprietary and confidential. The description above, therefore, is of necessity, general and not intended to be exhaustive.

List of Markets Traded

Below is a list of markets that WIC may invest in. The list is provided only as an indication of markets traded since WIC may remove and add to the list from time to time.

Agriculture	Interest Rates	Currencies	Stock Indices
Corn Soybeans	US 30 year Treasury Bond US Treasury Note 10 yr.	Eurocurrency Mexican Peso	S&P 500 DAX Index
Live Cattle Lean Hogs Coffee	3 Month Eurodollar 3 Month Euribor	Swiss Franc South African Rand Brazilian Real	Nikkei 225 CAC 40 Stock Hang Seng Index
Cotton Sugar Energies Crude Oil Heating Oil Unleaded Gas Natural Gas	BUND (Euro) Euroyen Japanese Gov't Bond Metals Copper Gold Nickel Aluminum

British Pound

Norwegian Krone

Canadian Dollar

New Zealand Dollar

Japanese Yen

Australian Dollar

Swedish Krona

Australian Dollar / Japanese Yen Cross

Euro Currency / British Pound Cross

Euro Currency / Japanese Yen Cross

Euro Currency / Swiss Franc Cross

NASDAQ 100 Index

Trading Policies

In its trading activities, the Partnership will adhere to the following policies. The General Partner will notify limited partners of any changes in these trading policies.

1.         The Partnership will not lend or borrow money, although the Partnership may utilize lines of credit for trading forward contracts.

2.         The Partnership will not commingle its assets with those of other persons, except as permitted under the CEA and the rules and regulations promulgated thereunder.

3.         The Partnership will not trade bank forward contracts with or through any bank that, as of the end of its latest fiscal year, had an aggregate balance in its capital, surplus and related accounts of less than $100,000,000, as shown by its published financial statements for such year.

4.         The Partnership will not purchase, sell or trade securities, except securities approved by the CFTC for investment of customer funds. The Partnership may trade in futures contracts on securities and securities indices, options on such futures contracts, and other commodity options.

The Clearing Broker and Introducing Broker

The Partnership will execute and clear trades in futures and commodity options through ADM Investor Services, Inc. ("ADMIS"), Newedge USA, LLC ("NUSA") and other unaffiliated clearing brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future.

ADMIS is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 W. Jackson Blvd., Suite 1600A, Chicago, IL 60604.

NUSA is a registered futures commission merchant and is a member of the NFA. Its main office is located at 550 West Jackson, Suite 500, Chicago,, IL 60661.

Bridgeton Global Investor Services, Inc. ("Bridgeton") is the Partnership's introducing broker and will introduce the Partnership's account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Each of ADMIS and NUSA acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. None of ADMIS, NUSA nor Bridgeton will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

The assets of the Partnership are deposited with ADMIS and NUSA in trading accounts established by the Partnership for the Advisor and are used by the Partnership as margin to engage in trading. Such assets are held in either an interest-bearing bank account or in securities approved by the CFTC for investment of customer funds. The clearing brokers through clearing futures trades for its customers, including the Partnership, could expose the Partnership to credit risk. The clearing brokers attempt to mitigate this risk relating to futures contracts in regulated commodities by maintaining funds deposited by customers in separate bank accounts, which are designated as segregated customers' accounts. In addition, the clearing brokers have set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the clearing brokers are subject to the CFTC's Net Capital Rule, which requires the clearing brokers to maintain minimum net capital of at least 4% of the segregated customer funds as defined by the CEA and regulations promulgated thereunder.

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of each exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. As of December 31, 2007 and December 31, 2008, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Management Fee

The Partnership pays the General Partner a quarterly management fee in an amount equal to 1% annually of the net asset value of the Partnership as of the first business day of each calendar quarter before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive allocations payable to the General Partner. The General Partner may pay a portion of its management fee or incentive allocation to finders (appropriately registered marketing and selling agents) the General Partner may engage from time to time. The General Partner may waive all or any portion of the management fee with respect to any Limited Partner.

Incentive Allocation

The General Partner will also receive as of the end of each quarter an incentive allocation of 20% of New Profits (as defined below), if any. If any incentive allocation is made to the General Partner, it will retain the amount allocated regardless of any subsequent decline in account value, but will not be eligible to receive subsequent incentive allocations until the Partnership has recouped its losses and earned New Profits. The General Partner will pay three-fourths of any incentive allocation it receives to WIC, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership. The General Partner may waive all or any portion of the incentive allocation with respect to any Limited Partner.

"New Profits" for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.

Brokerage Commission

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 7.00% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate). In addition to payments to properly registered selling agents, the General Partner will pay from the brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. To the extent that the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. To the extent different brokerage commissions are charged because of the varying payments to selling agents, a new series for the Class will be established. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end, and any accrued incentive allocations as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. The General Partner may pay a portion of the brokerage commission to finders the General Partner may engage from time to time.

Organizational and Initial Offering Costs

The General Partner paid the organizational and initial offering expenses of the Partnership which amounted to $23,910. These costs include legal and accounting fees, printing expenses, escrow charges, filing and registration costs. The Partnership has reimbursed the General Partner for these expenses.

The Advisor

Management Fee

The Partnership will pay to WIC a quarterly management fee of 0.50% (2% per year) of the Trading Level (as defined below) for each month during such quarter.

The Partnership's "Trading Level" shall mean the Partnership's Net Asset allocated to WIC times the leverage to be employed by WIC from time to time upon the direction of the General Partner. Currently, this leverage ratio is 1.2. The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents, accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive allocations, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles. The market value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the market value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which the contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day.

Commodity Brokers

The General Partner will pay from the flat brokerage commission the futures brokerage commissions (including NFA assessments and exchange fees) for the Partnership's trading. The General Partner believes that the brokerage rates to be paid will generally be competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to other accounts.

Selling Agents

The General Partner shall pay selling agents from the flat-rate brokerage commission 3% of the net asset value of the limited partnership interests sold by such selling agent. Selling agents may also receive a portion of the commodity brokerage commission from the Partnership's commodity brokers.

Dealers

Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contact or the premium in the case of an option contact.

Others

The General Partner will pay expenses of the continuing offering (consisting primarily of printing fees), estimated to be approximately $15,000 per year. The Partnership will pay ordinary operating expenses actually incurred by the Partnership, including periodic legal, accounting, and auditing fees, and other administrative expenses and fees associated with the operation of the Partnership, which are estimated to be approximately $400,000 per year (excluding any extraordinary expenses).

Trading For Own Account

The General Partner, its principal and their affiliates currently do not, but may in the future, trade Commodity Interests for their own accounts. Limited Partners will not be permitted to inspect the records of such trades. The Advisor, its principals and their affiliates also may trade Commodity Interests for their own accounts. The records and the results of the proprietary trading by the Advisor and its principals will not be made available for inspection by the Limited Partners because of their confidential nature.

The Partnership has no employees and the General Partner has two employees. The fund administration and management information systems are provided by NAV Consulting, Inc.

Conflicts of Interest

Relationship of the General Partner to Commodity Brokers

Although the General Partner is not affiliated with a commodity broker, the General Partner may have a conflict of interest in selecting brokers because of continuing business dealings with certain brokers. For example, affiliates of certain brokers may serve as selling agents for the Partnership. The General Partner and its principal or their affiliates may have commodity accounts at the same brokerage firms as the Partnership, and, because of the amount traded through the brokerage firms, may pay lower commissions than the Partnership. The General Partner intends to review brokerage arrangements on a periodic basis to assure that the Partnership secures favorable execution of brokerage transactions and to assure that the commissions paid are reasonable in relation to the value of the brokerage and other services provided.

General Partner's Selection of Trading Advisors and Investment Programs

Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. Accordingly, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that WIC's trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of WIC's trading programs. Furthermore, the General Partner may engage the services of WIC as a commodity trading advisor for other product offerings.

Because the General Partner is responsible for paying the futures brokerage commissions and fees of the Partnership from the flat monthly brokerage commission it receives from the Partnership (and will pay from its own funds to the extent such commissions and fees exceed the flat monthly brokerage commission), the General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and the investment programs that will result in less brokerage commissions and fees to the Partnership.

The Advisor and its affiliates currently manage other accounts. As of December 31, 2008, WIC managed 15 accounts. In addition, the General Partner acts as general partner for another limited partnership, RFMC Willowbridge Fund, L.P., that trades Commodity Interests and may compete with the Partnership for positions, and the Advisor, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisor or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. Such differing compensation arrangements may provide an incentive for the General Partner or WIC to favor one account over another.

As the Advisor manages additional accounts, these accounts will increase the level of competition for the same trades made for the Partnership. Further, during the normal course of trading, orders for a client's account may be executed in competition with the orders for other client accounts managed by WIC. Depending on market liquidity and other factors, this possibility could result in client orders being executed at prices that are less favorable than would otherwise be the case. In addition, WIC may combine various strategies to trade proprietary and client accounts. As a result trading decisions generated by different trading strategies and investment programs may vary among accounts, resulting in different positions. Limited partners of the Partnership will not be permitted to inspect the trading records of the General Partner, WIC or their respective principals due to their confidential nature.

Trading by Affiliates of the General Partner for Their Own Accounts

The principal of the General Partner and his family and affiliates also may trade for their own accounts. Results of such trading will not be made available to Limited Partners because of the confidential nature of such records. In addition, the General Partner, its principal or their affiliates may serve as the general partner or sponsor for other investment vehicles engaged in the trading of instruments and contracts similar to those traded by the Partnership. Such vehicles may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the General Partner, its principal or their affiliates from such other vehicles may differ from the compensation received from the Partnership.

Trading by the Advisor and Affiliates of the Advisor for Their Own Accounts

Since WIC and its principals have traded, and may continue to trade Commodity Interests for their own accounts, it is possible that orders for their accounts may be entered in advance of or opposite to orders for client accounts pursuant to, for instance, a neutral order allocation system, a different trading strategy, or a different risk level of trading. However, any such proprietary trading is subject to the duty of WIC to exercise good faith and fairness in all matters affecting client accounts. Further, during the normal course of trading, orders for the client's account may be executed in competition with the orders for proprietary and other client accounts managed by WIC. Depending on market liquidity and other factors, this possibility could result in client orders being executed at prices that are less favorable than would otherwise be the case. In addition, WIC may combine various strategies to trade proprietary and client accounts. As a result trading decisions generated by different trading strategies and investment programs may vary among accounts, resulting in different positions. Limited partners of the Partnership will not be permitted to inspect the trading records of the General Partner, WIC or their respective principals due to their confidential nature.

Trading by Affiliates of Clearing Brokers for Their Own Accounts

It is possible that certain officers, directors and employees of the Partnership's clearing brokers and their families may from time to time trade commodity futures contracts and other Commodity Interests for their own accounts, including some of which may be managed by the Advisor. In the event such individuals do trade for their own accounts, investors will not be permitted to inspect such trading records. It is possible that such persons may take positions either similar or opposite to positions taken by the Partnership and that the Partnership and such persons may from time to time be competing for either similar or opposite positions in the commodity futures markets. In certain instances, the clearing brokers may have orders for trades from the Partnership and orders from its own employees. The clearing brokers might be deemed to have a conflict of interest between the sequence in which such orders will be transmitted to the trading floor. Depending on market liquidity and other factors, these conflicts could result in the Partnership's orders being executed at prices that are less favorable than would otherwise be the case.

Limitation of Liability and Indemnification of the General Partner

The exculpatory provisions of the Limited Partnership Agreement provide that the General Partner and its affiliates will not be liable to the Partnership or the limited partners unless the General Partner (or its affiliate) has (i) violated federal or state securities laws, (ii) engaged in conduct which amounts to intentional or criminal wrongdoing or gross negligence or willful misconduct, (iii) breached its fiduciary duty, or (iv) not acted in good faith in the reasonable belief that it was acting in, or not opposed to, the best interests of the Partnership. In no event shall the General Partner be liable to the Partnership or to any of the limited partners for punitive or consequential damages. A limited partner can only bring a claim against the General Partner and its assets, and not against any affiliate of the General Partner. In addition, the Partnership has agreed to indemnify the General Partner and its affiliates from and against any loss or expense (including legal fees and expenses actually and reasonably incurred in defense of any claims, including claims by limited partners) resulting from actions or omissions relating to the Partnership, provided that such actions or omissions were for a purpose reasonably believed to be in, or not opposed to, the best interests of the Partnership and were not (i) in violation of federal or state securities laws, (ii) a result of intentional or criminal wrongdoing or gross negligence or willful misconduct, or (iii) in violation of the General Partner's fiduciary obligations to the Partnership. Further, each limited partner waives any claim it may have at any time that arises out of the General Partner's engagement of an affiliate to provide services to the Partnership, and the Partnership agrees to indemnify the General Partner in connection with any claim against the General Partner relating to its engagement of affiliates to provide services to the Partnership. The foregoing rights to indemnification and payment of legal fees and expenses shall not be affected by the termination of the Partnership or the withdrawal, dissolution or insolvency of the General Partner. These exculpation and indemnification provisions may not be enforceable with respect to certain statutory liabilities, such as liabilities resulting from violations of federal securities laws.

The responsibility of a general partner to limited partners is a rapidly developing and changing area of the law, and limited partners who have questions concerning the responsibilities of the General Partner should consult their counsel. Limited partners should be aware, however, of the broad authority given to the General Partner under the Limited Partnership Agreement, including the authority of the General Partner to enter into trading advisory agreements under the Limited Partnership Agreement, the absence of judicial decisions providing standards defining excessive trading and the exculpatory provisions in the Limited Partnership Agreement.

ITEM 1A. Risk Factors

Commodity Interest Trading is Speculative and Volatile

A principal risk in Commodity Interest trading is the rapid fluctuation in the market prices of Commodity Interest contracts. The profitability of the Partnership depends greatly on the General Partner and WIC correctly participating in sustained trends in market prices. If the General Partner or WIC do not correctly participate in such sustained trends (or if such trends do not occur), large losses could result. Price movements of Commodity Interest contracts are influenced by such factors as: changing supply and demand relationships; government trade, fiscal, monetary and exchange control programs and policies; national and international political and economic events; and speculative frenzy and the emotions of the market place.

Commodity Interest Trading Is Highly Leveraged

Commodity Interest contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a Commodity Interest contract can produce a substantial profit or loss. Like other leveraged investments, any purchase or sale of a Commodity Interest contract may result in losses in excess of the amount invested in that contract. The Partnership may lose more than its initial margin deposit on a trade.

Commodity Interest Trading May Be Illiquid

It is not always possible to execute a buy or sell order at the desired price, or to close out an open position, due to market conditions. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a Commodity Interest contract reaches its daily price fluctuation limit, no trades can be executed at prices outside such limit. The holder of a Commodity Interest contract (including the Partnership) may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Another instance of difficult or impossible execution occurs in thinly traded or illiquid markets.

Counterparty Risk

If one of the Partnership's commodity brokers becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Partnership, the Partnership may not receive all amounts owing to it in respect of its trading, despite the clearinghouse fully discharging all of its obligations. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not run to customers. Commodity Exchange Act Section 4d(a)(2) requires a futures commission merchant to segregate funds deposited in a customer's commodity futures account. If the Partnership's commodity broker fails to properly segregate customer funds, the Partnership may be subject to a risk of loss of its funds on deposit in the event of the commodity broker's bankruptcy or insolvency. In addition, under certain circumstances, such as the inability of another customer of the commodity broker or its own inability to satisfy substantial deficiencies in such other customer's account, the Partnership may be subject to a risk of loss of its funds on deposit even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Partnership might recover only a pro rata portion of the property available for distribution to all of the commodity broker's customers, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the commodity broker as margin) was held by such commodity broker. If no property is available for distribution, the Partnership would not recover any of its assets. The Partnership may trade products, including off-exchange products, where the clearinghouses for such products are not required to segregate customer funds which may cause additional issues or difficulties in recovering assets. In addition, the Partnership may trade in markets in which performance is the responsibility only of the individual counterparty and not of an exchange or clearinghouse. In these cases, the Partnership is subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to such contracts. In addition, there is the possibility that institutions, including banks and brokerage firms, with which the Partnership does business will encounter financial difficulties that may impair the operational capabilities or the capital position of the Partnership.

Electronic Trading

The Partnership may place select trades through electronic trading systems provided by the brokerage firms used by the Partnership. Trades placed by electronic means are governed by the terms of the relevant electronic brokerage trading agreements and by exchange rules. Electronic trading systems vary in terms of order matching procedures, opening and closing procedures and prices, error trade policies, trading limitations or requirements, qualifications for access, grounds for terminating access, and limitations on the types of orders that may be entered. Additional risk may occur due to limitation of system access, varying response times and security requirements. In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail. In the event of electronic system or component failure, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered, and orders may be lost or lose priority. Willowbridge continues to place a large majority of its orders by telephone, and will retain the capability to use that method if electronic trading is not possible for a period of time. Exchanges may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays.

Trading of Forward Contracts

The Partnership may trade forward contracts on foreign currencies. Forward contracts are not traded on exchanges and the Partnership will not receive the regulatory protections of the exchanges or the CFTC in connection with such trading. As a result, the Partnership may incur substantial losses if the banks and dealers acting as principals on forward contracts with the Partnership are unable to perform. In addition, there are no limitations on daily price moves in forward contracts, and speculative position limits do not apply to forward contract trading. Further, there have been periods when participants in forward markets have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they will buy and that at which they will sell. Finally, it is possible that the CFTC or certain other governmental agencies may in the future attempt to prevent the Partnership from trading in the forward markets.

Options Trading

The Partnership may trade options (both puts and calls) on commodity futures contracts on exchanges where the CFTC has authorized such trading. An option's value depends largely upon the likelihood of favorable price movements in the underlying futures contract in relation to the exercise (or strike) price during the life of the option. Therefore, many of the risks applicable to trading the underlying futures contract are also applicable to options trading. However, there are a number of other risks associated solely with the trading of options. For example, the purchaser of an option runs the risk of losing his entire investment (i.e., the premium paid). Similarly, the "uncovered writer" of an option risks loss due to an adverse price movement in the underlying futures position. Spread positions using options involve the same risks as the purchase and writing of options. In addition, in the event the Partnership were to write uncovered options as one part of a spread position and the options were exercised by the purchasing party, the Partnership would be required to purchase or deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity for offsetting positions for any particular option. WIC presently does not trade options in its Global Directional Portfolio.

Trading in the Forex Markets

The Partnership may trade in the forex markets. Currency prices are highly volatile. Price movements for currencies are influenced by, among other things: changing supply-demand relationships; trade, fiscal, monetary, exchange control programs and policies of governments; United States and foreign political and economic events and policies; changes in national and international interest rates and inflation; currency devaluation; and sentiment of the market place. None of these factors can be controlled by the Partnership, the General Partner or WIC and no assurance can be given that WIC's advice will result in profitable trades The interbank market consists of a direct dealing market, in which a participant trades directly with a participating bank or dealer. The Partnership will trade in the interbank market through one or more dealers that will place trades as principals on the interbank market and simultaneously enter into offsetting transactions with the Partnership. The banks or financial institutions that serve as dealers may add a commission to the prices they communicate to their customers, or they may incorporate a fee into the quotation of price. In addition, the dealers may establish credit limits for their customers. Trading in the interbank markets differs from trading in futures or futures options in a number of ways that may create additional risks. For example, there are no limitations on daily price moves in most currency markets. In addition, the principals who deal in interbank markets are not required to continue to make markets. There have been periods during which certain participants in interbank markets have refused to quote prices for interbank trades or have quoted prices with unusually wide spreads between the price at which transactions occur.

Charges to Partnership

The limited partnership interests of the Partnership will be required to pay a fixed annual management fee (paid quarterly to the Advisor), and a fixed monthly brokerage commission, a fixed quarterly management fee and, under certain circumstances, a quarterly incentive allocation to the General Partner. The Partnership also is obligated to pay certain execution costs, as well as all legal, accounting, auditing and other administrative expenses and fees associated with the operation of the Partnership, regardless of whether the Partnership realizes any profits. The Partnership, therefore, will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets by these charges and fees. There can be no assurance that the Partnership will achieve any profits.

Possible Effects of Speculative Position Limits

The CFTC and domestic exchanges have established speculative position limits ("position limits") on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. All futures and options on futures accounts owned or controlled by WIC and its affiliates are combined for position limit purposes. WIC may be required to reduce the size of the futures positions which would otherwise be taken for the Partnership in order to avoid exceeding such limits. Such modification of trades of the Partnership, if required, could adversely affect the operations and profitability of the Partnership. The General Partner will monitor the Partnership's compliance with position limits.

Trading on Exchanges Outside the United States

The Partnership may engage in trading on commodity exchanges outside the United States. Trading on foreign exchanges is not regulated by the CFTC and may be subject to regulations which offer different or diminished protection in comparison to domestic exchanges and may involve certain risks not applicable to trading on United States exchanges. For instance, some foreign exchanges are "principals' markets" in which performance is not guaranteed by a clearing house or an exchange but is the responsibility only of the individual member with whom the trader has entered into a contract. In such a case, the Partnership will be subject to the risk of the inability of, or the refusal by, the counterparty to perform with respect to such contracts. Further, United States regulatory authorities may be unable to compel the enforcement of the rules of regulatory authorities or markets in non-United States jurisdictions where transactions for the Partnership may be effected. Moreover, trading on foreign markets will subject the Partnership's assets to risk of fluctuations in relevant foreign exchange rates and the possibility of exchange controls. Some foreign futures exchanges require margin for open positions to be converted to the home currency of the contract. Additionally, some brokerage firms have imposed this requirement for all foreign futures markets traded, whether or not it is required by a particular exchange. Whenever margin is held in a foreign currency, the Partnership is exposed to potential gains and losses if exchange rates fluctuate. The effect of currency fluctuations on performance records might be significant. Because these risks are not normally experienced on domestic exchanges, trading on foreign exchanges may result in greater losses to the Partnership and the limited partners than may be experienced if the Partnership traded only on domestic exchanges.

Establishing Lines of Credit to Trade Forward Contracts

Although as of the date of this Memorandum the Partnership has not done so, the Partnership may in the future establish lines of credit in connection with trading forward contracts. The use of such lines will enable the Partnership to utilize margin in connection with its trading of forward contracts. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the price of such a contract can produce a substantial profit or loss. Like other leveraged investments, any purchase or sale of a commodity interest contract may result in losses in excess of the amount invested in that contract. In addition, the Partnership will incur fees in connection with establishing and maintaining such lines of credit.

Reliance on the General Partner

Limited partners will be relying entirely on the ability of the General Partner to select and monitor the trading strategy for the Partnership. The selection by the General Partner of the current trading strategy involved numerous considerations. The General Partner evaluated the performance record and other aspects of other trading strategies and investment programs (including the volatility of trading, commodities traded, amount of management and incentive fees normally received, personnel, amount of brokerage commissions generated, and amount of funds under management) and made certain subjective judgments in selecting the current trading strategy on behalf of the Partnership. Although the General Partner has carefully weighed the noted factors in making its current selection, other factors not considered by the General Partner also may be important. In the future, the General Partner may choose to stop using the current trading strategy or to select additional trading strategies and investment programs for the Partnership, and the General Partner will have to consider similar factors at that time.

Conflicts of Interest

There may exist conflicts of interest between the General Partner and WIC, on the one hand, and the Partnership, on the other hand. For example, the General Partner may have a conflict of interest between choosing the trading programs or commodity brokers the General Partner believes will be most advantageous to the Partnership and maintaining the General Partner's relationship with WIC or a commodity broker. If the General Partner decides to retain WIC or a commodity broker when it does not believe it is most advantageous to the Partnership, the Partnership's performance may be adversely affected. In addition, WIC manages accounts other than the Partnership and the General Partner operates a commodity fund other than Partnership, and may operate more in the future. WIC and the General Partner may have reason to favor these other accounts or funds over the Partnership and the performance of the Partnership may be adversely affected as a result of such favoring of other accounts. These conflicts and others are discussed in greater detail in "Conflicts of Interest" on pages 12 to 15.

Reliance on the Advisor

The Partnership relies on a single advisor in making trading decisions. There can be no assurance that the Advisor's trading decisions will not result in losses to the Partnership and the limited partners. In addition, an investment in the Partnership may be riskier than other investments because there is a single advisor.

New Trading Strategies and Investment Programs

In the future, the General Partner may designate additional or replacement trading strategies and investment programs to manage the assets of the Partnership. Upon selecting a new trading strategy or investment program, the General Partner may reallocate the Partnership's assets among the then current trading strategies and investment programs and the new trading strategy or investment program in such amounts as the General Partner may determine in its sole discretion. Any additional or replacement trading strategy or investment program may be selected without prior notice to or approval of the limited partners who will not have the opportunity to review the performance records of the newly designated trading strategy or investment program. However, the limited partners will be informed of the selection of a new trading strategy or investment program after such trading strategy or investment program has been chosen. No assurance can be given that such trading strategy or investment program will be successful under all or any market conditions or that such trading strategy or investment program will not result in diminished profits or greater losses to the Partnership and the limited partners.

Experience of the General Partner; Reliance on Key Individuals

The General Partner has operated only one other commodity pool, however, that pool has been operating continuously since April 1991. The trading strategy which will be utilized to direct trading for the Partnership has been utilized to direct futures trading for other investors since June 2004 (however, WIC has been managing customer accounts using other strategies since 1989). WIC, to a great extent, relies on certain key individuals, Patrick Welton and Brent Hankins, in the administration of its trading strategies. If any of these individuals were to become unavailable, there might be no other person who could carry out their respective functions.

The Partnership has a Limited Performance History. You Must Not Rely on the Past Performance of Either WIC or the General Partner in Deciding Whether to Buy an Interest.

The future performance of the Partnership is entirely unpredictable, and the past performance of WIC and of the other commodity pool operated by the General Partner is not necessarily indicative of their future results.

Termination of the Arrangements with the Advisor, the Advisor's Licensor and Commodity Brokers

In the event of the termination of the Advisory Agreement or of any arrangements with the Partnership's commodity brokers, the General Partner must renegotiate or make such other arrangements for trading advisors, trading systems or brokerage services, as the case may be. No assurance is given that the services of the Advisor or the services of the commodity brokers will be available after the termination of any such agreements. In case of the termination of any agreements with the Advisor or the Partnership's commodity brokers, there is a possibility that the Partnership's assets would not be able to be traded as effectively, thereby increasing the possibility of losses being incurred by Partnership and the limited partners.

Limited Ability To Liquidate or Withdraw Investment in Limited Partnership Units

There currently is no established public trading market for the limited partnership interests and the Partnership has no plans to register any of the limited partnership interests for resale. In addition, the Limited Partnership Agreement contains certain restrictions on the transfer of limited partnership interests. As of the last day of any month, a limited partner may redeem all of its limited partnership interests on 10 days' prior written notice to the General Partner for an amount equal to the balance of such limited partner's book capital account as of the last day of any month, which amount could be less than a limited partner's initial investment. This limited ability to redeem limited partnership interests on a monthly rather than daily basis could prevent investors from withdrawing capital committed to the Partnership on a timely basis in order to take advantage of other, more favorable, investment opportunities.

Limited Partners Will Not Participate in Management

Limited partners are not entitled to participate in the management of the Partnership or in the conduct of its business. Any such participation could subject a limited partner to unlimited liability as a general partner. As a result, limited partners will not have a say as to the trading advisors, trading programs, commodity brokers or other business decisions selected for the Partnership by the General Partner. If the General Partner makes mistakes in the decisions it makes for the Partnership, the performance of the Partnership and interests in the Partnership may be adversely affected.

Possibility of Taxation as a Corporation

The General Partner has been advised by its counsel that under current federal income tax laws and regulations the Partnership will be classified as a partnership and not as an association taxable as a corporation, and that under current federal income tax laws the Partnership will not be taxed as a corporation under the provisions applicable to a so-called "publicly traded partnership." This status has not been confirmed by a ruling from, and such opinion is not binding upon, the Internal Revenue Service. No such ruling has been or will be requested. If the Partnership were taxed as a corporation for federal income tax purposes, income or loss of the Partnership would be not passed through to the limited partners, and the Partnership would be subject to tax on its income at the rates of tax applicable to corporations without any deductions for distributions to the limited partners. In addition, all or a portion of distributions made to limited partners could be taxable to the limited partners as dividends.

Automatic Termination

The limited partnership interests are designed for investors who desire longer term investments. The Partnership will terminate automatically if there is a decline of greater than 50% in the net assets of the Partnership as of the end of any month from the net assets of the Partnership as of the beginning of the previous fiscal year of the Partnership. However, no assurance can be given to an investor as to the amount, if any, it will receive on such termination because the impossibility of executing trades under favorable conditions, as well as the expenses of liquidation, may completely deplete the Partnership's assets.

Absence of Certain Statutory Registrations

Neither the General Partner nor the Partnership has registered as a management investment company, or "mutual fund," which is subject to extensive regulation by the Securities and Exchange Commission under the Investment Company Act of 1940. The Partnership is, however, a "commodity pool" subject to regulation as such by the CFTC under the CEA. The General Partner and WIC each are registered with the CFTC as a CPO and a CTA and both are members of the NFA.

In addition, the General Partner is registered as an introducing broker with the CFTC and is a member of NFA in such capacity.

Exchanges of Futures for Physicals

The Partnership may engage in exchanges of futures for physicals. An exchange of futures for physicals is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which such transactions are executed are negotiated between the parties. If the Partnership were prevented from such trading as a result of regulatory changes, the performance of the Partnership could be adversely affected, resulting in losses to Partnership and the limited partners.

ITEM 1B. Unresolved Staff Comments.

Not applicable.

ITEM 2. Properties.

The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner, at 4 Benedek Road, Princeton, New Jersey 08540.

ITEM 3. Legal Proceedings.

There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to the limited partners for vote in the fourth quarter of 2008.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2008, 29,687.62 Partnership Units were held by 342 Limited Partners and the General Partner.

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

From January 1, 2008 through December 31, 2008, 25,033.3997 Partnership Units were subscribed for the aggregate net subscription amount of $28,159,170. Details of the subscriptions of these Partnership Units are as follows:

Amount of Subscriptions
January 2008	$238,533
February 2008	$2,117,347
March 2008	$3,429,846
April 2008	$8,574,043
May 2008	$5,114,993
June 2008	$195,139
July 2008	$459,243
August 2008	$104,681
September 2008	$121,373
October 2008	$800,821
November 2008	$3,646,287
December 2008	$3,356,864

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor, which sales commission in no event exceeded 4% of the subscription amount.

All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6. Selected Financial Data

The Selected financial data presented below has been derived in part from, and should be read in connection with, the financial statements of the Partnership included elsewhere in this filing.

SELECTED FINANCIAL DATA

(in thousands, except units and per unit amounts)

	For the Year Ended December 31, 2008 and for the Period August 1, 2007 (commencement of operations) to December 31, 2007
	2008	2007
Operations Data:
Income:
Interest Income	$438,372	$77,701
Expenses:
Brokerage Commissions	1,576,493	135,812
Management Fees	754,196	68,038
Administrative Expenses (comprised of
professional fees, administrative and
accounting fees and other expenses)	410,098	130,382
Interest Expense	3,273	0
Net Realized Gains on Closed Positions	7,962,782	202,201
Change in Net Unrealized Gains in Open Positions	62,891	281,684
Incentive Allocation, net of waiver	1,106,221	40,669
Net Income after General Partner incentive allocation	$4,613,764	$186,585
Net Income after General Partner incentive allocation Per Unit:
Investor Class	$237.74	$7.29
Institutional Class – Series 1	$308.40	$27.04
Institutional Class – Series 2	$278.08	$19.47
Institutional Class – General Partner - Series 3	$3,470.49	$91.02
Financial Condition Data:
Limited Partners’ Capital (Investor Class)	$34,232,682	$4,339,665
Limited Partners’ Capital (Institutional Class, Series 1)	2,075,754	1,638,843
Limited Partners’ Capital (Institutional Class, Series 2)	589,829	43,279
General Partner’s Capital (Institutional Class, Series 3)	835,858	617,805
Partners’ Capital (Net Asset Value)	$37,734,123	$6,639,592
Total Assets	$43,146,903	$7,183,968
Net Asset Value per Unit (Investor Class)	$1,245.03	$1,007.29
Investor Class Units Outstanding	27,495	4,308
Net Asset Value per Unit (Inst. Class, Series 1)	$1,335.44	$1,027.04
Inst. Class, Series 1 Units Outstanding	1,554	1,596
Net Asset Value per Unit (Inst. Class, Series 2)	$1,297.55	$1,019.47
Inst. Class, Series 2 Units Outstanding	455	42
Net Asset Value per Unit (Inst. Class, GP, Series 3)	$4,561.51	$1,091.03
Inst. Class, GP, Series 3 Units Outstanding	183	566

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Partnership was formed on March 19, 2007 under the laws of the State of Delaware. The Partnership commenced trading operations as of August 1, 2007 with partners' capital of $4,071,453. The success of the Partnership is dependent upon the ability of its advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital payments after payment of all fees and expenses. The Partnership's future operating results will depend in large part upon the Commodity Interest markets in general, the performance of the Advisor, changes in interests rates and the amount of subscriptions and redemptions. Because of the nature of these factors and their interaction, past performance is not indicative of future results and it is impossible to predict future operating results, financial position and cash flows of the Partnership.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management fees to the General Partner and the Advisor, payment of incentive allocation to the General Partner in certain circumstance and administrative expenses.

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. At current interest rate levels, the Partnership is expected to earn an effective annual income of 1.95% of net assets. Accordingly, the Investor Class would need to generate trading income of 9.40% over a year to break even and the Institutional Class would need to generate trading income of 6.40% over a year to break even. The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. The General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership's behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor's trading program. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

Currently the assets of the Partnership are allocated for trading in Commodity Interests entirely to the Global Directional Portfolio, a proprietary quantitative trading strategy developed and operated by WIC.

Limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.583% of the net asset value of the Partnership as of the beginning of each month (a 7.0% annual rate). The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such limited partnership interests will be reduced accordingly. The General Partner pays from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2008, ADMIS and NUSA are the clearing brokers for the Partnership.

Result of Operations

For the Year Ended December 31, 2008

As of December 31, 2008, total partners' capital (net asset value) of the Partnership was $37,734,123 compared to its net asset value of $6,639,592 at December 31, 2007. The Partnership's 2008 subscriptions and redemptions totaled $28,159,170 and $2,784,624 respectively, compared to $6,575,542 and $163,204 respectively, in the period August 1, 2007 (commencement of operations) to December 31, 2007.

For the year ended December 31, 2008, the Partnership had net realized and unrealized trading gains of $8,025,673 and $438,372 in interest income. The Partnership's most profitable trades in 2008 were in LME nickel and copper, US and European fixed income markets, in natural gas, and Japanese Yen. The Partnership's least profitable trades in 2008 were in LME tin and lead, certain European and Asian stock market indices, and in the New Zealand Dollar and Australian Dollar. For that same period, the Partnership had expenses comprised of $1,576,493 in brokerage commissions including clearing and exchange fees $754,196 in management fees, $252,057 in professional fees, $95,862 in accounting and administrative fees, $3,273 in interest expense and $62,179 in other expenses. After paying the General Partner's incentive allocation of $1,106,221 the Partnership recorded net income of $4,613,764 for the year ended December 31, 2008.

In January 2008, the Partnership was profitable. The Partnership earned profits trading in US and Japanese fixed income instruments, gold, and the New Zealand dollar; the Partnership generated losses in the Japanese Yen, Swiss Franc, crude oil and gasoline. The Partnership recorded a net gain of $374,283. In February 2008, trading was profitable as the Partnership had gains in natural gas, the Australian Dollar, soybeans, aluminum, crude oil and copper; the Partnership generated losses in US fixed income instruments, the Swiss Franc, the Canadian Dollar and US stock indices. The Partnership recorded a net gain of $766,795. In March 2008, trading was slightly profitable. The Partnership had gains in Japanese fixed income instruments, the Euro, the Japanese Yen and natural gas; the Partnership had losses in soybeans, European fixed income instruments, US stock indices and sugar. The Partnership recorded a net gain of $86,786. In April 2008, the Partnership had a small loss. The Partnership had losses in Japanese and US fixed income instruments, cattle, the Japanese Yen, US stock indices, aluminum and the New Zealand dollar; the Partnership generated gains in crude oil natural gas, RBOB gasoline European fixed income instruments and the Swiss Franc. The Partnership recorded a net loss of $146,554. In May 2008, trading was profitable as the Partnership had gains in nickel, heating oil, crude oil, natural gas, RBOB gasoline, and European fixed income instruments; the Partnership generated losses in US stock indices, the Eurodollar, the British Pound and gold. The Partnership recorded a net gain of $1,091,702 In June 2008, trading was profitable. The Partnership had gains in corn, European fixed income instruments, natural gas, US stock indices, soybeans and tin; the Partnership had losses in US fixed income instruments, Asian stock indices and the New Zealand Dollar. The Partnership recorded a net gain of $925,163. In July 2008, the Partnership was unprofitable. The Partnership had losses in crude oil, the Euro Bund, corn, aluminum and natural gas; the Partnership had gains in nickel, the Swiss Franc, the Mexican Peso and US and global stock indices. The Partnership recorded a net loss of $2,124,937. In August 2008, trading was unprofitable as the Partnership had losses in the Australian Dollar, Norwegian Kroner, the New Zealand Dollar, aluminum, tin and soybeans; the Partnership had gains in the Swiss Franc, Japanese and US fixed income instruments, non-US stock indices and natural gas. The Partnership recorded a net loss of $1,674,661. In September 2008, trading was profitable. The Partnership had gains in nickel, Canadian and UK stock indices, and the Euro; the Partnership had losses in UK fixed income instruments, tin and Asian stock indices. The Partnership recorded a net gain of $1,217,537. In October 2008, trading was profitable. The Partnership had gains in US and European stock indices European fixed income markets, the Japanese Yen and the Euro Currency; the Partnership had losses in October 2008 in US fixed income markets, tin, and Canadian and Singaporean stock indices The Partnership recorded a net gain of $1,405,468 in October 2008. In November 2008, trading was Profitable. The Partnership had gains in US and European fixed income markets, aluminum and Canadian and Japanese stock indices. The Partnership had losses in the Taiwan stock index, lead, the NASDAQ stock index and tin. The Partnership recorded a net gain of $2,284,843 in November 2008. In December 2008, trading was profitable. The Partnership had gains in US and European fixed income markets, aluminum and copper. The Partnership had losses in lead in, and several non-US stock indices. The Partnership recorded a net gain of $1,523,560 in December 2008.

The net asset value per Investor Class Unit at December 31, 2008 increased 23.60% from $1,007.29 at December 31, 2007 to $1,245.03 at December 31, 2008. The net asset value per Institutional Class Unit, Series 1 at December 31, 2008 increased 30.03% from $1,027.04 at December 31, 2007 to $1,335.44 at December 31, 2008. The net asset value per Institutional Class Unit, Series 2 at December 31, 2008 increased 27.28% from $1,019.48 at December 31, 2007 to $1,297.55 at December 31, 2008. The net asset value per Institutional Class Unit, General Partner, Series 3 at December 31, 2008 increased 318.54% from $1,091.02 at December 31, 2007to $4,561.51 at December 31, 2008.

For the period from August 1, 2007 (commencement of operations) to December 31, 2007

For the period from August 1, 2007 (commencement of operations) to December 31, 2007, the Partnership had total net trading profits of $483,785 comprised of $202,101 in net realized gains on closed positions, and $281,684 in change in net unrealized gains on open positions.

In August 2007, the Partnership was unprofitable and had a loss of 10.99%. The Partnership had losses in US stock indices, the Japanese Yen, the New Zealand Dollar, crude oil and the Euro; the Partnership earned profits in Japanese and US fixed income and natural gas. In September 2007, the Partnership was profitable and had a gain of 11.09%. The Partnership had gains in the Euro, Asian stock indices, gold, crude oil and soybeans; the Partnership has losses in European fixed income, the British Pound, natural gas and corn. In October 2007, the Partnership was profitable and had a gain of 9.11%. The Partnership had gains in crude oil, the Australian Dollar, gasoline, US stock indices and heating oil; the Partnership had losses in US and European fixed income and natural gas. In November 2007, the Partnership was unprofitable and had a loss of 3.23%. The Partnership had losses in the Australian Dollar, the Japanese Yen, US stock indices, and European fixed income; the Partnership had gains in US fixed income. In December 2007, the Partnership was unprofitable and had a loss of 2.02%. The Partnership had losses in US fixed income, the Japanese Yen, the British Pound, the New Zealand Dollar and Asian stock indices. The Partnership had gains in crude oil, soybeans, gasoline and gold.

For the period ended December 31, 2007, the Partnership had expenses comprised of $135,812 in brokerage commissions (including clearing and exchange fees), $68,038 in management fees, and $130,382 in administrative expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital additions and redemptions. Administrative expenses consists primary of professional fees and other expenses.

As a result of the above, the Partnership recorded net income after General Partner incentive allocation of $186,585 for the period ended December 31, 2007.

Liquidity

There currently is no established public trading market for the limited partnership interests and the Partnership has no plans to register any of the limited partnership interests for resale. In addition, the Limited Partnership Agreement contains certain restrictions on the transfer of limited partnership interests. As of the last day of any month, a limited partner may redeem all of its limited partnership interests on 10 days' prior written notice to the General Partner for an amount equal to the balance of such limited partner's book capital account as of the last day of any month.

In general, the Advisor will trade only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

Capital Resources

The Partnership's capital resources are dependent upon three factors: (1) the trading profit or loss generated by its advisor (including interest income); (2) the money invested or redeemed by the Limited Partners; and (3) capital invested or redeemed by the General Partner. The General Partner has agreed to maintain at least $1,000 in its General Partner capital account, but may invest more than that amount. All capital contributions by the General Partner to the General Partner capital account balance are evidenced by units of general partnership interest, each of which shall have an initial value equal to the net asset value per unit at the time of such contribution. The General Partner in its sole discretion, may withdraw any excess above its required capital contribution of $1,000 without notice to the Limited Partners. The General Partner, in its sole discretion, may also contribute any greater amount to the Partnership, for which it shall receive additional units of general partnership interest at the then-current net asset value.

Contractual Obligations and Commercial Commitments

In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2008, the Partnership's purchase obligations and commitments primarily reflect  management agreements.

(Dollar amounts in thousands)	2009 and thereafter (1)
Management Fees (General Partner) (2)	$391
Brokerage Commissions (2)	$2,834
Management Fees (Advisor) (2)	$950
Total Commitments	$4,175

(1) Pursuant to the Limited Partnership Agreement of the Partnership, the Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. The amounts represent per year commitments for 2008 and thereafter.

(2) Estimated fees based on net assets of the Partnership as of December 31, 2008. Investor Class partnership interests pay an annual brokerage commission of 7.0% of net asset value. Institutional Class limited partnership interests pay an annual brokerage commission of 4.0% of net asset value.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Summary of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership's financial statements. The critical accounting estimates and related judgements underlying the Partnership's financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements. The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statement of Income and General Partner Incentive Allocation. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2008, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2008 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2008.

 The potential loss in earnings for each market risk exposure as of December 31, 2008 was:

Currency exchange rate risk	$77,576

Commodity price risk	$235,824

Interest rate risk	$281,278

ITEM 8. Financial Statements and Supplementary Data

The Partnership's financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-15 hereof.

Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007 are summarized below:

2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	(225,883)	(586,596)	(697,687)	(795,580)
Total trading profits (losses)	1,453,747	2,456,849	(1,884,371)	5,999,451
Net income/ (loss)	1,227,864	1,870,253	(2,582,061)	5,203,871
Net income (loss) per Unit
Investor Class	116.01	59.15	(105.44)	168.02
Institutional Class, Series 1	135.21	76.90	(98.58)	194.87
Institutional Class, Series 2	125.57	68.81	(99.61)	183.30
Institutional Class, GP, Series 3	557.2	963.74	(207.78)	2,162.18

2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Quarter
Net investment loss	0	0	(77,831)	(178,700)
Total trading profits (losses)	0	0	133,031	350,754
Net income/ (loss)	0	0	55,200	172,054

Net income (loss) per unit:
Investor Class	0	0	(16.55)	23.84
Institutional Class, Series 1	0	0	(9.54)	36.58
Institutional Class, Series 2	0	0	(11.40)	30.17
Institutional Class, GP, Series 3	0	0	6.86	84.16

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Partnership has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T). Controls and Procedures

The Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership), to allow for timely decisions regarding required disclosure and appropriate SEC filings. The principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission.

Based upon that evaluation, the General Partner has concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2008.

There were no other changes in the Partnership's internal controls during the fourth quarter of 2008 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The management of the General Partner (which is the principal of the General Partner) is responsible for establishing and maintaining adequate internal control over financial reporting by the Partnership. The General Partner's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2008. Based upon that evaluation, the General Partner has concluded that the Partnership's internal control over financial reporting were effective as of December 31, 2008.  In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management's annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors and Executive Officers

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. The General Partner was incorporated as is a Delaware corporation incorporated in January 1990, is and has been registered with the CFTC as a CPO since August 8, 1995; as a CTA since January 12, 1990, and as an introducing broker since May 8, 1995. The General Partner is a member of the NFA.

Robert L. Lerner, Age 52,  is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From January 2003 through September 30, 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

The General Partner has selected Welton Investment Corporation as the Partnership's trading advisor. The principals and certain officers of the Advisor are as follows:

Patrick Welton, Chief Executive Officer, Chairman, Co-Founder, Age 49. Dr. Welton oversees WIC's trading and research efforts, and is the senior management reviewer of all risk management reporting. Dr. Welton is also principal and president of Welton Global Funds Management Corporation. He has been active in futures, options, and equities market research since 1981 and was a member of NFA's Board of Director from 1997-2000. Dr. Welton has spoken at conferences, authored articles, participated in panel presentations and served on committees for the Managed Funds Association ("MFA") and the NFA. He is also an investment committee member of a California pension plan and an endowment. Dr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University, respectively. He has been with WIC and has been Chief Executive Officer and Chairman since November 1988.

Annette Welton, Chief Operating Officer, Chief Financial Officer, Co-Founder, Age 47. Mrs. Welton is also principal and secretary of Welton Global Funds Management Corporation. Mrs. Welton oversees all corporate finance and operations for WIC. She leads WIC's Executive Team in addition to developing strategic corporate planning policy. Mrs. Welton served in the MFA's Public Relations and Trading and Markets Committees, as well as on the NFA's Nominating Committee. She holds a BS from UCLA. She has been with WIC and has been Chief Operating Officer and Chief Financial Officer since November 1988.

Jerry Harris, CAIA, Director of Business Development, Age 59. Mr. Harris leads WIC's business development efforts, drawing on over 20 years of senior-level experience with various global alternative investment firms. He has been member of AIMA, MFA, Center for International Securities and Derivatives Management (CISDM) and the Family Office Exchange. Mr. Harris holds an MS from USC and a BS from the University of Virginia. He also holds the Chartered Alternative Investment Analyst (CAIA) designation. He has been with WIC since December 1992 and has been Director of Business Development since February 1993.

Brent Hankins, CAIA, Senior Portfolio Manager & Chief of Trading Operations, Age 39. Mr. Hankin's primary responsibilities include portfolio management, research and development of trading strategies and oversight of the WIC's trading operations. He began his career as a Trading Associate with WIC in 1993. Mr. Hankins holds a BS in Agricultural Business from California Polytechnic University at San Luis Obispo. He has been with WIC since January 1993 and Senior Portfolio Manager since February 2000.

David Nowlin, Chief Compliance Officer & Middle Office Risk Oversight, Age 48. Mr. Nowlin oversees all aspects of WIC's corporate and regulatory compliance along with the administrative operations. Previously, he worked as an Associate with the firms formerly known as Price Waterhouse and Dean Witter Reynolds. Mr. Nowlin earned an MBA from Santa Clara University and a BA from Westmont College. He has been with WIC since June 1993 and has been Chief Compliance Officer since February 2000.

.Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.01 to this Form 10-K.

ITEM 11. Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See "Business — Fees and Expenses."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2008, approximately 29,687.6177 Partnership Units were held by 342 Limited Partners and the General Partner. As of December 31, 2008 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2008, the General Partner owned $835,858 of general partner interests in the Company, or 183.2414 Partnership Units, representing approximately 0.62% of the total outstanding Partnership Units, and also beneficially owned 415.0023 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13. Certain Relationships and Related Transactions

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business - Fees and Expenses. For the year ended December 31, 2008 and the period August 1, 2007 (commencement of operations) to December 31, 2007, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $186,832 and $12,088, respectively. For the year ended December 31, 2008 and the period August 1, 2007 (commencement f operations) to December 31, 2007, the General Partner received net brokerage commissions of $1,295,226 and $134,194 respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 7.0% annually of the net asset value of the Investor Class Interests and 4.0% annually of the Institutional Class Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers.

ITEM 14. Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2008 and 2007

	2008	2007
Audit Fees (1)	$133.5	$100
Audit-Related Fees	26.5	–
Tax Fees (2)	52.5	–
All Other Fees	–	–
	$186.0	$100

The General Partner is responsible for approving every engagement of Deloitte & Touche LLP to perform audit or non-audit services for the Partnership before Deloitte & Touche LLP is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Deloitte & Touche LLP's independence.

___________

(1) Audit fees represent fees for professional services provided in connection with the audit of the Partnership's annual financial statements and review of the Partnership's quarterly financial statements.

(2) For 2008 and 2007, respectively, tax fees principally included tax compliance fees.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Documents Filed as a Part of This Report.

1. See the Table of Contents to Financial Statements on page F-2, which is incorporated herein by reference.

2. See the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RFMC Willowbridge Fund, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFMC WILLOWBRIDGE FUND, L.P.

By: Ruvane Fund Management Corporation

Its: General Partner

By: /s/ Robert L. Lerner

Robert L. Lerner, President, Principal Executive Officer and

Principal Financial Officer

Date: March __, 2009

INDEX TO EXHIBITS

Exhibit

Number Item Description

3.1 Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to Partnership's Form 10 and incorporated herein by reference)

3.2 Form of Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.1 to Partnership's Form 10 and incorporated herein by reference)

10.1 Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 3.1 to Partnership's Form 10 and incorporated herein by reference)

14.1 General Partner Code of Ethics

31.1 Rule 13a-14(a)/13d-14(a) Certifications

32.1 Section 1350 Certification

RFMC GLOBAL DIRECTIONAL FUND, LP

FINANCIAL STATEMENTS

As of December 31, 2008 and 2007 and

for the Year Ended December 31, 2008 and

for the Period August 1, 2007 (commencement

of operations) to December 31, 2007

RFMC GLOBAL DIRECTIONAL FUND, LP

______________________

TABLE OF CONTENTS

______________________

PAGES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3
FINANCIAL STATEMENTS:
Statements of Financial Condition as of December 31, 2008 and 2007	F-4
Condensed Schedules of Investments as of December 31, 2008 and 2007	F-5
Statements of Income and General Partner Incentive Allocation for the Year Ended December 31, 2008 and for the Period August 1, 2007 (commencement of operations) to December 31, 2007	F-6
Statements of Changes in Partners' Capital (Net Asset Value) for the Year Ended December 31, 2008 and for the Period August 1, 2007 (commencement of operations) to December 31, 2007	F-7
Notes to Financial Statements	F-8 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Global Directional Fund, LP:

We have audited the accompanying statements of financial condition of RFMC Global Directional Fund, LP (the "Partnership"), including the condensed schedules of investments, as of December 31, 2008 and December 31, 2007, and the related statements of income and general partner incentive allocation and changes in partners' capital (net asset value) for the year ended December 31, 2008 and for the period from August 1, 2007 (commencement of operations) through December 31, 2007. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFMC Global Directional Fund, LP as of December 31, 2008 and December 31, 2007, and the results of its operations and changes in its partners' capital for the year ended December 31, 2008 and for the period from August 1, 2007 (commencement of operations) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, NY
March 30, 2009

RFMC GLOBAL DIRECTIONAL FUND, LP

STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2008 and 2007

_______________

	2008	2007
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT: Due from broker (including margin deposits of $4,808,173 for 2008 and $2,120,381 for 2007)	$10,487,552	$4,870,950
Net unrealized gains on open positions	344,575	281,684
	10,832,127	5,152,634
CASH AND CASH EQUIVALENTS	32,280,026	1,979,155
DUE FROM GENERAL PARTNER	34,750	9,100
INTEREST RECEIVABLE AND OTHER ASSETS	0	33,079
TOTAL ASSETS	$43,146,903	$7,173,968
LIABILITIES AND PARTNERS' CAPITAL LIABILITIES:
Prepaid subscriptions	$3,991,980	$235,000
Redemptions payable	1,084,413	133,353
Other accrued expenses	138,000	122,472
Accrued management fees	198,387	43,551
TOTAL LIABILITIES	5,412,780	534,376
PARTNERS' CAPITAL
Limited partners – Investor Class (27,495.4455 and 4,308.2391 fully redeemable units at December 31, 2008 and 2007, respectively)	34,232,682	4,339,665
Limited partners – Institutional Class – Series 1 (1,554.3584 and 1,595.6911 fully redeemable units at December 31, 2008 and 2007, respectively)	2,075,754	1,638,843
Limited partners – Institutional Class – Series 2 (454.5724 and 42.4523 fully redeemable units at December 31, 2008 and 2007, respectively)	589,829	43,279
General partner – Institutional Class – Series 3 (183.2414 and 566.2617 fully redeemable units at December 31, 2008 and 2007, respectively)	835,858	617,805
TOTAL PARTNERS' CAPITAL (NET ASSET VALUE)	37,734,123	6,639,592
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$43,146,903	$7,173,968
NET ASSET VALUE PER UNIT
Investor Class (based on Partners' Capital of $34,232,682 and $4,339,665 and 27,495.4455 and 4,308.2391 fully redeemable units outstanding)	$1,245.03	$1,007.29
Institutional Class – Series 1 (based on Partners' Capital of $2,075,754 and $1,638,843 and 1,554.3584 and 1,595.6911 fully redeemable units outstanding)	$1,335.44	$1,027.04
Institutional Class – Series 2 (based on Partners' Capital of $589,829 and $43,279 and 454.5724 and 42.4523 fully redeemable units outstanding)	$1,297.55	$1,019.47
Institutional Class – General Partner – Series 3 (based on Partners' Capital of $835,858 and $617,805 and 183.2414 and 566.2617 fully redeemable units outstanding)	$4,561.51	$1,091.02

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED SCHEDULES OF INVESTMENTS

As of December 31, 2008 and 2007

_______________

	December 31, 2008
	Long Positions			Short Positions			Net Positions
Commodity Futures Industry Sector	No. of Contracts	Unrealized Gain (Loss), Net	Percentage of Partners Capital	No. of Contracts	Unrealized Gain (Loss), Net	Percentage of Partners' Capital	Unrealized Gain (Loss), Net	Percentage of Partners' Capital
Grains		$0	0.000%		$(42,375)	(0.112)%	$(42,375)	(0.112)%
Tropical products		0	0.000%		(28,842)	(0.076)%	(28,842)	(0.076)%
Energy		0	0.000%		(72,528)	(0.192)%	(72,528)	(0.192)%
Currencies		(117,750)	(0.312)%		0	0.000%	(117,750)	(0.312)%
Interest rates		228,811	0.606%		0	0.000%	228,811	0.606%
Metals
London Aluminum**	166	(2,425,077)	(6.427)%	217	3,042,190	8.062%	617,113	1.635%
Other		(3,503,428)	(9.284)%		3,283,190	8.701%	(220,238)	(0.583)%
Stock Indices		5,800	0.015%		(11,296)	(0.031)%	(5,496)	(0.016)%
Livestock		0	0.000%		(14,120)	(0.037)%	(14,120)	(0.037)%
		$(5,811,644)	(15.402)%		$6,156,219	16.315%	$344,575	0.913%

	December 31, 2007
	Long Positions		Short Positions		Net Positions
Commodity Futures Industry Sector	Unrealized Gain (loss), Net	Percentage of Partners' Capital*	Unrealized Gain (Loss), Net	Percentage of Partners' Capital*	Unrealized Gain (Loss)	Percentage of Partners' Capital
Grains	$52,950	0.797%	$0	0.000%	$52,950	0.797%
Tropical products	7,582	0.114%	0	0.000%	7,582	0.114%
Energy	199,440	3.004%	(24,050)	(0.362)%	175,390	2.642%
Currencies	(133,214)	(2.006)%	(17,945)	(0.270)%	(151,159)	(2.276)%
Interest rates	92,190	1.388%	16,142	0.243%	108,332	1.631%
Metals	(87,806)	(1.322)%	114,636	1.726%	26,830	0.404%
Stock Indices	25,882	0.390%	30,207	0.455%	56,089	0.845%
Livestock	0	0.000%	5,670	0.085%	5,670	0.085%
	$157,024	2.365%	$124,660	1.877%	$281,684	4.242%

_________________________

*	No single contract's value exceeds 5% of partners' capital.
**	Range of expiration dates is 3/18/2009 — 6/17/2009 for both long and short positions.

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

STATEMENTS OF INCOME AND GENERAL PARTNER INCENTIVE ALLOCATION

For the Year Ended December 31, 2008 and

For the Period August 1, 2007 (commencement of operations) to December 31, 2007

	Year Ended December 31, 2008	For the Period August 1, 2007 (commencement of operations) to December 31, 2007
NET INVESTMENT LOSS
Income:
Interest income	$438,372	$77,701
Expenses:
Brokerage commissions	1,576,493	135,812
Management fees	754,196	68,038
Professional fees	252,057	100,382
Accounting and administrative fees	95,862	19,500
Interest expense	3,273	0
Other expenses	62,179	10,500
Total expenses	2,744,060	334,232
Net investment loss	(2,305,688)	(256,531)
TRADING PROFITS
Profits on trading of commodity futures:
Net realized gains on closed positions	7,962,782	202,101
Change in net unrealized gains on open positions	62,891	281,684
Total trading profits	8,025,673	483,785
NET INCOME	5,719,985	227,254
Less:General Partner incentive allocation	1,143,997	45,451
General Partner incentive allocation waived	(37,776)	(4,782)
NET INCOME AFTER GENERAL PARTNER
INCENTIVE ALLOCATION	$4,613,764	$186,585
NET INCOME AFTER GENERAL PARTNER INCENTIVE
ALLOCATION PER UNIT
Investor Class	$237.74	$7.29
Institutional Class – Series 1	$308.40	$27.04
Institutional Class – Series 2	$278.08	$19.47
Institutional Class – General Partner – Series 3	$3,470.49	$91.02

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)

For the Year Ended December 31, 2008 and

For the Period August 1, 2007 (commencement of operations) to December 31, 2007

_______________

	Partners' Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

Balances at August 1, 2007 (commencement of operations)	0.0000	$0	0.0000	$0	0.0000	$0	0.0000	$0	$0
Additions	4,427.2174	4,335,000	1,595.6911	1,595,825	42.4523	40,000	604.2921	604,717	6,575,542
Redemptions	(118.9783)	(122,535)	0.0000	0	0.0000	0	(38.0304)	(40,669)	(163,204)
Net income for the period August 1, 2007 (commencement of operations) to December 31, 2007: General partner incentive allocation	–	–	–	–	–	–	–	40,669	40,669

Allocation to all partners	–	127,200	–	43,018	–	3,279	–	13,088	186,585

Balances at December 31, 2007	4,308.2391	4,339,665	1,595.6911	1,638,843	42.4523	43,279	566.2617	617,805	6,639,592
Additions	24,558.2133	27,596,088	97.1485	109,355	368.2079	434,742	9.8300	18,985	28,159,170
Redemptions	(1,371.0069)	(1,542,112)	(95.3236)	(125,000)	–	–	(392.8503)	(1,117,512)	(2,784,624)
Transfers	–	–	(43.1576)	(53,303)	43.9122	53,303	–	–	–
Net income for the year ended December 31, 2008: General partner incentive allocation	–	–	–	–	–	–	–	1,106,221	1,106,221
Allocation to all partners	–	3,839,041	–	505,859	–	58,505	–	210,359	4,613,764
Balances of December 31, 2008	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$589,829	183.2414	$835,858	$37,734,123

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2008 and

For the Period August 1, 2007 (commencement of operations) to December 31, 2007

_______________

1.	PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007. The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts. The Partnership may also invest in entities (including other partnerships or funds) that trade commodity interests.

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

2.	SIGNIFICANT ACCOUNTING POLICIES
	A.	Method of Reporting

The Partnership's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of expenses such as administrative fees. Actual results could differ from these estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standard No. 102, "Statement of Cash Flows" – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale."

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (quoted prices in active markets for identical assets) under the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157").

C.	Due from Broker

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at December 31, 2008 and 2007 consisted of U.S. Treasury Bills, carried at cost plus accrued interest, which approximates fair value of $0 and $996,367, respectively, and cash on deposit with the broker of $10,487,552 and $3,879,886, respectively. The Partnership is subject to credit risk to the extent that any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership's behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption "Net realized gains on closed positions" in the Statements of Income and General Partner Incentive Allocation. "Net unrealized gains on open positions" are reflected in the Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and General Partner Incentive Allocation under the caption "Change in net unrealized gains on open positions". Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of up to 7.00%). The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the year ended December 31, 2008 and the period August 1, 2007 (commencement of operations) to December 31, 2007, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading. The Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. For the year ended December 31, 2008 and for the period ended December 31, 2007, such execution costs totaled $5,699 and $1,863, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$1,459,360	$97,456
Institutional Class – Series 1	76,373	26,994
Institutional Class – Series 2	9,621	643
Institutional Class – General Partner – Series 3	31,139	10,719
Total	$1,576,493	$135,812

For the year ended December 31, 2008, the General Partner received brokerage commissions of $1,295,226 from the Partnership. For the period ended December 31, 2007, the General Partner received brokerage commissions of $134,194 from the Partnership. As of December 31, 2008 and 2007, $34,750 and $9,100, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term "New Profits" for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  The General Partner waived a portion of its incentive allocation from Institutional Class – Series 1 and Series 3 interests for the period ended December 31, 2008. The General Partner incentive allocation, net of waived amounts for the year ended December 31, 2008 and for the period ended December 31, 2007 were as follows:

	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$980,109	$27,470
Institutional Class – Series 1	81,358	9,765
Institutional Class – Series 2	11,235	403
Institutional Class – General Partner – Series 3	33,519	3,031
Total	$$1,106,221	$40,669

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H	Management Fees

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$184,756	$11,949
Institutional Class – Series 2	2,076	139
Total	$186,832	$12,088

As of December 31, 2008 and 2007, $0 and $5,087, respectively, was due to the General Partner for management fees.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to ¼ of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading level shall mean the Partnership's net assets managed by the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. The leverage ratio is 1.2 times the net assets of the Partnership. As such, the Advisor's management fee will approximate 2.4% per annum of the Partnership's net assets. The management fees earned by the Advisor were as follows:

	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$497,527	$33,303
Institutional Class – Series 1	45,507	15,943
Institutional Class – Series 2	5,776	384
Institutional Class – General Partner – Series 3	18,554	6,320
Total	$567,364	$55,950

As of December 31, 2008 and 2007, $198,387 and $38,464, respectively, was due to the Advisor for management fees.
I.	Administrative Expenses
The Partnership pays all legal, accounting, auditing, and other administrative and operating expenses and fees associated with the operation of the Partnership.

The General Partner advanced the organizational and initial offering costs of the Partnership totaling $23,910. The Partnership reimbursed the General Partner for the advanced costs and also amortized the total initial offering costs of $29,633 over the twelve month period ended July 31, 2008. During the period August 1, 2007 (commencement of operations) to December 31, 2007, initial offering cost of $10,500 was amortized into expense. During the year ended December 31, 2008, initial offering costs of $19,133, were amortized into expense. As of December 31, 2008 and 2007, initial offering costs payable to the General Partner totaled $0 and $20,590 and is included within interest receivable and other assets on the Statements of Financial Condition, respectively.

The General Partner will pay the continuous offering costs of the Partnership.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership's profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") "Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" and classifies interest and penalties, if any, as interest expense. FIN 48 had no impact on the Partnership's financial statements.

The Partnership files U.S. federal and state tax returns. The 2007 and 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.

K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners' contributions received in advance for subscriptions are recorded as prepaid subscriptions in the Statements of Financial Condition.

L.

Redemptions

Limited partners may redeem some or all of their units at the net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.	Foreign Currency Transactions

The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

N.	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133" ("FAS 161"). FAS 161 amends FASB Statement No. 133 ("FAS 133") to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of FAS 161 is not expected to have a material impact on the Partnership's financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3 ("FSP 157-3"), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarified the application of FAS 157 in a market that is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The implementation of FSP 157-3 did not have a material impact on the Partnership's financial statements.

O.	Indemnifications

The Partnership has entered into agreements which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of their individual obligations under such agreements, except for gross negligence or bad faith. The Partnership has had no prior claims or payments pursuant to these agreements. The Partnership's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. However, based on previous experience, the Partnership expects the risk of loss to be remote.

3.	FAIR VALUE

In September 2006, the FASB issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership's financial statements.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 are publicly traded investments. As required by FAS 157, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments are determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment.

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

The following table summarizes the valuation of the Partnership's investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008:

	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$ 344,575	$ 344,575	N/A	N/A
Money market mutual funds	$ 27,299,398	$ 27,299,398	N/A	N/A
Total Fair Value	$ 27,643,973	$ 27,643,973

4.	DERIVATIVE INSTRUMENTS
The Partnership trades futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals.

The Partnership's trading results by market sector were as follows:

	For the year ended December 31, 2008
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits (Losses)
Grains	$ 95,725	$ (95,325)	$ 400
Tropical products	(49,065)	(36,424)	(85,489)
Energy	2,095,728	(247,918)	1,847,810
Currencies	162,278	33,409	195,687
Interest Rates	3,359,299	120,479	3,479,778
Metals	188,988	370,045	559,033
Stock Indices	1,756,759	(61,585)	1,695,174
Livestock	353,070	(19,790)	333,280
Total trading profits	$ 7,962,782	$ 62,891	$ 8,025,673

	For the period August 1, 2007 (commencement of operations) to December 31, 2007
	Realized Profits (Losses)	Change in Unrealized Profits (Losses)	Total Trading Profits (Losses)
Grains	$ 97,962	$ 52,950	$ 150,912
Tropical products	(57,017)	7,582	(49,435)
Energy	154,171	175,390	329,561
Currencies	(163,360)	(151,159)	(314,519)
Interest Rates	293,589	108,332	401,921
Metals	79,350	26,830	106,180
Stock Indices	(164,384)	56,089	(108,295)
Livestock	(38,210)	5,670	(32,540)
Total trading profits	$ 202,101	$ 281,684	$ 483,785

A.	Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statement of Financial Condition. The Partnership's exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.	Fair Value

The derivative instruments used in the Partnership's trading activities are reported at fair value with the resulting unrealized profits recorded in the Statements of Financial Condition and the related trading profits reflected in trading profits in the Statements of Income and general partner incentive allocation. Open contracts generally mature within 90 days; as of December 31, 2008 and December 31, 2007, the latest maturity dates for open contracts are December 2009 and September 2008, respectively.

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. Credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain on open positions, if any, included in the Statements of Financial Condition. The Partnership's counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

5.	FINANCIAL HIGHLIGHTS
The following sets forth the financial highlights for the periods presented:

	Year Ended December 31. 2008
	Investor Class	Institutional Class Series -1		Institutional Class Series -2
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$1,007.29	$1,027.04		$1,019.47
Income (loss) from operations
Net investment loss	(167.23)	(123.22)		(138.74)
Net trading profits	404.97	431.62		416.82
Net income	237.74	308.40		278.08
Net Asset Value, End of the year	$1,245.03	$1,335.44		$1,297.55
Total Return(1)	23.60%	30.03%		27.28%
Total Return (prior to incentive allocation)(2)	28.85%	34.87%		32.61%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive allocation	12.70%	8.28%		9.25%
Incentive allocation	4.98%	4.29	% (6)	4.82%
Total expenses	17.68%	12.57%		14.07%
Net investment loss (3)	(10.76)%	(6.33)%		(7.48)%

	Period from August 1, 2007 (commencement of operations) to December 31, 2007
	Investor Class	Institutional Class Series -1		Institutional Class Series -2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,000.00	$1,000.00		$1,000.00
Income (loss) from operations
Net investment loss	(60.93)	(42.35)		(50.85)
Net trading profits	68.22	69.39		70.32
Net income	7.29	27.04		19.47
Net Asset Value, End of the period	$1,007.29	$1,027.04		$1,019.47
Total Return(1), (5)	0.73%	2.70%		1.95%
Total Return (prior to incentive allocation)(2), (5)	1.56%	3.32%		3.01%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive allocation(4)	14.54%	9.54%		11.25%
Incentive allocation(5)	0.90%	0.61	%(6)	1.14%
Total expenses	15.44%	10.15%		12.39%
Net investment loss(3), (4)	(10.96)%	(6.14)%		(7.66)%

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

____________
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

(5)	Not annualized.

(6)	Net of 1.34% and 0.30% effect of waiver of incentive allocations during the year ended December 31, 2008 and the period ended December 31, 2007, respectively.

* * * * *

