Form 10-Q
period 2009-03-31
RFMC Global Directional Fund LP
filed 2009-05-15
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ( No (

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer______	Accelerated Filer ______
Non-accelerated filer ______ (do not check if a Smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	____	NO X

RFMC GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of March 31, 2009 (Unaudited) and December 31, 2008

_______________

	March 31, 2009	December 31, 2008
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $7,357,595 for 2009 and $4,808,173 for 2008)	$8,238,250	$10,487,552
Net unrealized gains on open positions	1,519,546	344,575
	9,757,796	10,832,127
CASH AND CASH EQUIVALENTS	35,814,650	32,280,026
DUE FROM GENERAL PARTNER	55,921	34,750
TOTAL ASSETS	$45,628,367	$43,146,903
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)LIABILITIES:
Prepaid subscriptions	$992,000	$3,991,980
Redemptions payable	462,788	1,084,413
Other accrued expenses	86,262	138,000
Accrued management fees	248,286	198,387
TOTAL LIABILITIES	1,789,336	5,412,780
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (34,899.8069 and 27,495.4455 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	39,875,030	34,232,682
Limited partners – Institutional Class – Series 1 (1,562.6861 and 1,554.3584 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	1,934,781	2,075,754
Limited partners – Institutional Class – Series 2 (1,039.6871 and 454.5724 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	1,248,063	589,829
General partner – Institutional Class – Series 3 (184.5154 and 183.2414 fully redeemable units at March 31, 2009 and December 31, 2008, respectively)	781,157	835,858
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	43,839,031	37,734,123
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$45,628,367	$43,146,903
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $39,875,030 and $34,232,682 and 34,899.8069 and 27,495.4455 fully redeemable units outstanding)	$1,142.56	$1,245.03
Institutional Class – Series 1 (based on Partners’ Capital of $1,934,781 and $2,075,754 and 1,562.6861 and 1,554.3584 fully redeemable units outstanding)	$1,238.11	$1,335.44
Institutional Class – Series 2 (based on Partners’ Capital of $1,248,063 and $589,829 and 1,039.6871 and 454.5724 fully redeemable units outstanding)	$1,200.42	$1,297.55
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $781,157 and $835,858 and 184.5154 and 183.2414 fully redeemable units outstanding)	$4,233.56	$4,561.51

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

________________

	Three Months Ended March 31,
	2009	2008
NET INVESTMENT LOSS
Income:
Interest income	$40,816	$60,769

Expenses:
Brokerage commissions	725,751	156,794
Management fees	345,859	72,591
Professional fees	62,006	26,457
Accounting, administrative fees, and other expenses	19,835	30,810

Total expenses	1,153,451	286,652

Net investment loss	(1,112,635)	(225,883)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	(3,596,985)	1,726,196
Change in net unrealized gains (losses) on open positions	1,174,971	(272,449)

Total trading profits (losses)	(2,422,014)	1,453,747

NET INCOME (LOSS)	$(3,534,649)	$1,227,864

Less: General Partner incentive allocation	—	245,573
General Partner incentive allocation waived	—	(17,203)

NET INCOME (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION	$(3,534,649)	$999,494

NET INCOME (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION PER UNIT (based on weighted average number of units outstanding during the period)
Investor Class	$(99.24)	$74.60

Institutional Class – Series 1	$(97.24)	$111.75

Institutional Class – Series 2	$(70.70)	$77.77

Institutional Class – General Partners – Series 3	$(332.37)	$530.25

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL Fund, Lp

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

	Partners’ Capital
	Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2009	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$589,829	183.2414	$835,858	$37,734,123
Additions	8,623.0129	10,330,366	8.3277	10,700	585.1147	705,000	1.2740	6,472	11,052,538
Redemptions	(1,218.6515)	(1,412,981)	—	—	—	—	—	—	(1,412,981)
Net (loss):
General partner incentive allocation	—	—	—	—	—	—	—	—	—
Allocation to all partners	—	(3,275,037)	—	(151,673)	—	(46,766)	—	(61,173)	(3,534,649)
Balances at March 31, 2009	34,899.8069	$39,875,030	1,562.6861	$1,934,781	1,039.6871	$1,248,063	184.5154	$781,157	$43,839,031

	Partners’ Capital
	Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2008	4,308.2391	$4,339,665	1,595.6911	$1,638,843	42.4523	$43,279	566.2617	$617,805	$6,639,592
Additions	5,229.6945	5,689,000	31.2654	32,552	53.3576	60,000	3.1720	4,173	5,785,725
Redemptions	—	—	—	—	—	—	(138.5560)	(228,370)	(228,370)
Net income:
General partner incentive allocation	—	—	—	—	—	—	—	228,370	228,370
Allocation to all partners	—	685,334	—	219,530	—	6,428	—	88,202	999,494
Balances at March 31, 2008	9,537.9336	$10,713,999	1,626.9565	$1,890,925	95.8099	$109,707	430.8777	$710,180	$13,424,811

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Global Directional Fund, LP (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009  and 2008

 (Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A.	Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Estimates include accrual of expenses such as administrative fees. Actual results could differ from these estimates.

The Partnership has elected not to provide a Statement of Cash Flows as permitted by  the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

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

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at March 31, 2009 and December 31, 2008 consisted of cash on deposit with the broker of $8,238,250 and $10,487,552, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. “Net unrealized gains on open positions” are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open positions”. Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of  7.0%). The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the period ended March 31, 2009 and 2008, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E.	Brokerage Commissions (continued)

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Such execution costs totaled $377 and $2,254 for the three months ended March 31, 2009 and 2008, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Three Months Ended March 31,
	2009	2008
Investor Class	$689,392	$130,332
Institutional Class – Series 1	20,082	18,070
Institutional Class – Series 2	8,175	706
Institutional Class – General Partner – Series 3	8,102	7,686
Total	$725,751	$156,794

For the three months ended March 31, 2009 and 2008, the General Partner received brokerage commissions of $614,656 and $90,281, respectively, from the Partnership. As of March 31, 2009 and December 31, 2008, $55,921 and $34,750, respectively, were due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

F.	Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, prior to flat-rate brokerage commissions, management fees and incentive allocations, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement. Each partner is then charged its applicable Class and/or Series flat-rate brokerage commission, management fees and incentive allocations.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” for the purpose of calculating the General Partner’s incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three month period ended March 31, 2009, the General Partner earned no incentive allocations. For the three month period ended March 31, 2008, General Partner incentive allocations, net of waived amounts, were as follows:

Investor Class	$173,712
Institutional Class – Series 1	37,987
Institutional Class – Series 2	1,500
Institutional Class – Series 3	15,171
Total	$228,370

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.	Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner. Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner. For the three months ended March 31, 2009 and 2008, management fees earned by the General Partner were as follows:

	Three Months Ended March 31
	2009	2008

Investor Class	$96,174	$11,375
Institutional Class – Series 2	1,500	108
Total	$97,674	$11,483

As of March 31, 2009 and December 31, 2008, $0 was due to the General Partner for management fees.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H.	Management Fees (continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/4 of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. The leverage ratio is 1.2 times the net assets of the Partnership. As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets. For the three months ended March 31, 2009 and 2008, management fees earned by the Advisor were as follows:

	Three Months Ended March 31
	2009	2008

Investor Class	$227,205	$45,154
Institutional Class – Series 1	11,566	10,902
Institutional Class – Series 2	4,747	423
Institutional Class – General Partner – Series 3	4,667	4,629
Total	$248,185	$61,108

As of March 31, 2009 and December 31, 2008, $248,286 and $198,387, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

The Partnership pays all legal, accounting, auditing, and other administrative and operating expenses and fees associated with the operation of the Partnership. The General Partner pays the continuous offering costs of the Partnership.

The General Partner advanced the organizational and initial offering costs of the Partnership totaling $23,910. The Partnership reimbursed the General Partner for the advanced costs and amortized the total initial offering costs of $29,633 over a 12 month period ended July 31, 2008. During the three months ended March 31, 2008, initial offering costs of $12,486 were amortized into expense.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken under the provisions of FASB Interpretation No. 48 (“FIN 48”) entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” and classifies interest and penalties, if any, as interest expense. FIN 48 had no impact on the Partnership’s financial statements.

The Partnership files U.S. federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.

K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as "prepaid subscriptions" in the Condensed Statement of Financial Condition.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of  the Condensed Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars totaled $1,942 and $(23,002) for the three months ended March 31, 2009 and 2008, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

N.	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133”, (“FAS 161”) FAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted FAS 161 as of January 1, 2009. The adoption of FAS 161 did not have a material impact on the Partnership’s financial statements. The disclosures required by FAS 161 are included in Note 5 to these financial statements.

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

P.	Reclassification

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

4.	FAIR VALUE

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

4.	FAIR VALUE (CONTINUED)

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels:

	As of March 31, 2009
	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$1,519,546	$1,519,546	N/A	N/A
Money market mutual funds	34,348,011	34,348,011	N/A	N/A
Total Fair Value	$35,867,557	$35,867,557

		As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$344,575	$344,575	N/A	N/A
Money market mutual funds	27,299,398	27,299,398	N/A	N/A
Total Fair Value	$27,643,973	$27,643,973

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals. FAS 133 requires entities to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition Investments in commodity futures contracts are recorded in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions.” Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of FAS 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

Information concerning the fair value of the Partnership’s derivatives held long or sold short, including information related to the volume of the Partnership’s derivative activity, is as follows:

	As of March 31, 2009
	Long Contract	Long Positions Gross Unrealized		Short Contract	Short Positions Gross Unrealized		Net Unrealized Gain (Loss) on
	Outstanding	Gains	Losses	Outstanding	Gains	Losses	Open Positions
Currencies	298	$1,398,947	$(77,812)	210	$177,000	$(280,475)	$1,217,660
Interest rates	974	466,054	(49,969)	1	3,133	0	419,218
Grains	0	0	0	30	43,900	(18,538)	25,362
Livestock	0	0	0	72	3,800	(730)	3,070
Tropical products	23	0	(18,178)	25	18,855	(5,901)	(5,224)
Energy	14	5,410	(16,950)	33	38,950	(23,793)	(3,617)
Metals	494	913,728	(450,070)	493	463,415	(1,290,030)	(362,957)
Stock indices	556	77,197	(44,167)	294	205,714	(19,944)	218,800
Totals		$2,861,336	$(657,146)		$954,767	$(1,639,411)	$1,519,546

The Partnership’s trading results by market sector were as follows:

	For the three months ended March 31, 2009
	Realized Gains (Losses), Net	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)

Currencies	$(2,322,163)	$1,335,409	$(986,754)
Interest rates	(726,027)	190,407	(535,620)
Grains	(112,713)	67,738	(44,975)
Livestock	107,590	17,190	124,780
Tropical products	(132,993)	23,618	(109,375)
Energy	62,517	76,145	138,662
Metals	594,225	(759,832)	(165,607)
Stock indices	(1,067,421)	224,296	(843,125)
Total trading profits (losses)	$(3,596,985)	$1,174,971	$(2,422,014)

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009 and 2008

 (Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)
A.	Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Condensed Statements of Financial Condition. The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in "Trading Profits (Losses)" in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. Open contracts generally mature within 90 days; as of March 31, 2009 and December 31, 2008, the latest maturity dates for open contracts are March 2010 and December 2009, respectively.

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. Credit risk due to counterparty nonperformance associated with these instruments is reflected in the net unrealized gain on open positions, if any, included in the Condensed Statements of Financial Condition. The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Three Months Ended March 31, 2009  and 2008

 (Unaudited)

_______________

6.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended March 31, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$1,245.03	$1,335.44	$1,297.55

(Loss) from operations
Net investment loss	(31.83)	(21.54)	(22.59)
Net trading loss	(70.64)	(75.79)	(74.54)
Net loss	(102.47)	(97.33)	(97.13)
Net Asset Value, End of the period	$1,142.56	$1,238.11	$1,200.42

Total Return(1), (5)	(8.23)%	(7.29)%	(7.49)%

Supplemental Data

Ratios to average net asset value
Expenses(4)	11.99%	7.35%	8.57%
Net investment loss(4)	(11.38)%	(6.77)%	(7.99)%

Per Unit Operating Performance (for a Unit outstanding for the entire year)	Year Ended December 31, 2008
	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Net Asset Value, Beginning of the year	$1,007.29	$1,027.04		$1,019.47

Income (loss) from operations
Net investment loss	(167.23)	(123.22)		(138.74)
Net trading profits	404.97	431.62		416.82

Net income	237.74	308.40		278.08

Net Asset Value, End of the year	$1,245.03	$1,335.44		$1,297.55

Total Return(1)	23.60%	30.03%		27.28%
Total Return (prior to incentive allocation)(2)	28.85%	34.87%		32.61%

Supplemental Data

Ratios to average net asset value
Expenses prior to incentive allocation	12.70%	8.28%		9.25%
Incentive allocation	4.98%	4.29	%(6)	4.82%

Total expenses	17.68%	12.57%		14.07%

Net investment loss(3)	(10.76)%	(6.33)%		(7.48)%

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

_________________________________________

(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.

(2)	Total return (prior to incentive allocation) is derived as net income per unit and adding back incentive allocation per unit divided by the opening net asset value per unit.

(3)	Net investment loss ratio excludes the effects of incentive allocations.

(4)	Annualized.

(5)	Not annualized.

(6)	Net of 1.34% effect of waiver of incentive allocations during the year ended December 31, 2008.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RFMC Global Directional Fund, LP (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and any rights pertaining thereto (“Commodity Interests”) and to engage in all activities incident thereto. The Partnership may also invest in entities (including other partnerships or funds) that trade Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the “General Partner”) and Welton Investment Corporation (“WIC” or the “Advisor”) is the Partnership’s trading advisor.

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

Results of Operations

Comparison of the Three Months March 31, 2009 and 2008

For the quarter ended March 31, 2009, the partnership had total net trading losses comprised of $(3,596,985) in net realized losses on closed positions, $1,174,971 in change in net unrealized gains on open positions and interest income of $40,816. For the same quarter in 2008, the Partnership had total net trading profits comprised of $1,726,196 in net realized gains on closed positions, and $(272,449) in change in net unrealized gains on open positions and interest income of $60,769.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $1,738,093. In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $1,618,233. In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $178,323.

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

For the quarter ended March 31, 2009, the Partnership had expenses comprised of $725,751 in brokerage commissions (including clearing and exchange fees), $345,859 in management fees, $62,006 in professional fees, and $19,835 in accounting and administrative fees . For the same quarter in 2008, the Partnership had expenses comprised of $156,794 in brokerage commissions (including clearing and exchange fees), $72,591 in management fees, $26,457 in professional fees, and 30,810 in accounting and administrative fees .  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(3,534,649) for the quarter compared to net income after General Partner incentive allocation of $999,494 for the same quarter in 2008.

At March 31, 2009, the net asset value of the Partnership was $43,839,031, compared to its net asset value of $37,734,123 at December 31, 2008.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. It is anticipated that the following will be the primary trading risk exposures of the Partnership for the year 2009, by market sector:

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Interests. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2009.

The potential loss in earnings for each market risk exposure as of March 31, 2009 was:

Currency exchange rate risk	$740,777
Commodity price risk	$262,319
Interest rate risk	$584,862

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2009 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2009, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in the Partnership’s latest Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2009, 37,686.6955 Partnership Units were held by 447 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2009 through March 31, 2009, a total of 9,217.728 Partnership Units were subscribed for the aggregate subscription amount of $11,052,538. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2009	$4,252,928
February 2009	$2,738,066
March 2009	$4,061,544

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

RFMC GLOBAL DIRECTIONAL FUND LP

Date: May 15, 2009	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer