Form 10-Q
period 2009-06-30
RFMC Global Directional Fund LP
filed 2009-08-14
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO ____

Commission File No. 000-53118

RFMC GLOBAL DIRECTIONAL FUND, LP

Delaware	20-8870560
(a Delaware Partnership)	(I.R.S. Employer Identification No.)

4 Benedek Road

Princeton, New Jersey 08540

(609) 921-0717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (do not check if a Smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

RFMC GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of June 30, 2009 and December 31, 2008

(Unaudited)

_______________

ASSETS	June 30, 2009	December 31, 2008
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of
$4,713,232 for 2009 and $4,808,173 for 2008)	$ 9,084,835	$ 10,487,552
Net unrealized gains on open positions	70,111	344,575
	9,154,946	10,832,127
CASH AND CASH EQUIVALENTS	36,028,022	32,280,026
DUE FROM GENERAL PARTNER	32,863	34,750
TOTAL ASSETS	$ 45,215,831	$ 43,146,903
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$575,500	$3,991,980
Redemptions payable	669,461	1,084,413
Other accrued expenses	92,000	138,000
Accrued management fees	263,452	198,387
TOTAL LIABILITIES	1,600,413	5,412,780
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (36,644.6185 and 27,495.4455 fully redeemable units at June 30, 2009 and
December 31, 2008, respectively)	39,725,779	34,232,682
Limited partners – Institutional Class – Series 1 (1,611.6107 and
1,554.3584 fully redeemable units at June 30, 2009 and
December 31, 2008, respectively)	1,912,630	2,075,754
Limited partners – Institutional Class – Series 2 (1,065.4068 and
454.5724 fully redeemable units at June 30, 2009 and
December 31, 2008, respectively)	1,222,747	589,829
General partner – Institutional Class – Series 3 (185.8687 and
183.2414 fully redeemable units at June 30, 2009 and
December 31, 2008, respectively)	754,262	835,858
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	$ 43,615,418	$ 37,734,123
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$ 45,215,831	$ 43,146,903
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $39,725,779 and $34,232,682
and 36,644.6185 and 27,495.4455 fully redeemable units outstanding)	$ 1,084.08	$ 1,245.03
Institutional Class – Series 1 (based on Partners’ Capital of $1,912,630 and
$2,075,754 and 1,611.6107 and 1,554.3584 fully redeemable units outstanding)	$ 1,186.78	$ 1,355.44
Institutional Class – Series 2 (based on Partners’ Capital of $1,222,747 and
$589,829 and 1,065.4068 and 454.5724 fully redeemable units outstanding)	$ 1,147.68	$ 1,297.55
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $754,262
and $835,858 and 185.8687 and 183.2414 fully redeemable units outstanding)	$ 4,058.04	$ 4,561.51

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION

For the Three Months and Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
NET INVESTMENT LOSS
Income:
Interest income	$ 20,024	$138,086	$60,840	$198,855
Expenses:
Brokerage commissions	752,269	429,499	1,478,020	586,293
Management fees	369,527	198,313	715,386	270,904
Professional fees	51,816	62,852	113,822	89,309
Accounting, dministrative fees and other expenses	71,859	33,960	91,694	64,770
Total expenses	1,245,471	724,624	2,398,922	1,011,276
Net investment loss	(1,225,447)	(586,538)	(2,338,082)	(812,421)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	396,787	526,673	(3,200,198)	2,252,869
Change in net unrealized gains (losses) on open positions	(1,449,435)	1,930,176	(274,464)	1,657,727
Total trading profits (losses)	(1,052,648)	2,456,849	(3,474,662)	3,910,596
NET INCOME (LOSS)	(2,278,095)	1,870,311	(5,812,744)	3,098,175
Less: General Partner incentive allocation	0	374,062	0	619,635
General Partner incentive allocation waived	0	(9,282)	0	(26,485)
NET INCOME (LOSS) AFTER GENERAL PARTNER
INCENTIVE ALLOCATION	$ (2,278,095)	$ 1,505,531	$ (5,812,744)	$ 2,505,025
NET INCOME (LOSS) AFTER GENERAL PARTNER
INCENTIVE ALLOCATION PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$ (57.37)	$ 48.73	$ (154.36)	$ 148.21
Institutional Class – Series 1	$ (51.24)	$ 65.18	$ (147.77)	$ 212.06
Institutional Class – Series 2	$ (52.14)	$ 53.01	$ (118.53)	$ 159.93
Institutional Class – General Partner – Series 3	$ (175.11)	$ 945.66	$ (506.92)	$ 1,466.64

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

	Partners' Capital (Net Asset Value)
			Institutional Class

	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2009	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$ 589,829	183.2414	$ 835,858	$37,734,123
Additions	11,792.0155	13,834,896	57.2523	70,975	610.8344	735,000	2.6273	12,040	14,652,911
Redemptions	(2,642.8425)	(2,958,872)	-	-	-	-	-	-	(2,958,872)
Net (loss):
General partner incentive
allocation	-	-	-	-	-	-	-	-
Allocation to all partners	-	(5,382,927)	-	(234,099)	-	(102,082)	-	(93,636)	(5,812,744)
Balances at
June 30, 2009	36,644.6185	$39,725,779	1,611.6107	$1,912,630	1,065.4068	$1,222,747	185.8687	$ 754,262	$43,615,418

	Partners’ Capital (Net Asset Value)
				Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2008	4,308.2391	$ 4,339,665	1,595.6911	$1,638,843	42.4523	$43,279	566.2617	$ 617,805	$ 6,639,592
Additions	17,532.8875	19,478,000	82.7711	92,325	79.5833	90,030	6.1852	9,546	19,669,901
Redemptions	(101.6825)	(113,413)	(12.9545)	(15,000)	-	-	(278.2133)	(593,150)	(721,563)
Transfers	-	-	(43.1579)	(53,303)	43.9122	53,303	-	-	-
Net income:
General partner incentive
allocation	-	-	-	-	-	-	-	593,150	593,150
Allocation to all partners	-	2,001,551	-	347,473	-	14,825	-	141,176	2,505,025
Balances at
June 30, 2008	21,739.4441	$25,705,803	1,622.3498	$2,010,338	165.9478	$201,437	294.2336	$ 768,527	$28,686,105

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2009 and 2008

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

The Partnership offers two classes of limited partnership interests: the Institutional Class and the Investor Class. Commission charges, General Partner management fees and incentive allocations to the General Partner will differ between Classes and/or Series, but in all other respects the Institutional Class interests and the Investor Class interests will be identical. The Institutional Class and Investor Class interests will also be traded pursuant to the same trading program and at the same Trading Level (as defined in the Confidential Offering Memorandum).

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
A.	Method of Reporting (continued)

The Partnership has elected not to provide a Statement of Cash Flows as permitted by the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

The General Partner considers events or transactions that occur after the date of the Condensed Statement of Financial Condition but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.  Subsequent events have been evaluated through August 14, 2009, the date of these financial statements.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).

C.	Due from Broker

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at June 30, 2009 and December 31, 2008 consisted of cash on deposit with the broker of $9,084,835 and $10,487,552, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on  unadjusted quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the provisions of FAS 157. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. “Net unrealized gains on open positions” are reflected in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open positions”. Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%). The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the periods ended June 30, 2009 and 2008, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
E.	Brokerage Commissions (continued)

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading (some of which may be advanced to the brokers by the Partnership) , but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Such execution costs totaled $57 and $434 for the three months and six months ended June 30, 2009, respectively, and $2,026 and $4,280 for the three months and six months ended June 30, 2008, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Investor Class	$ 12,837	$ 400,622	$ 1,402,229	$ 530,954
Institutional Class – Series 1	19,396	19,567	39,478	37,637
Institutional Class – Series 2	12,392	1,422	20,567	2,128
Institutional Class –
General Partner – Series 3	7,644	7,888	15,746	15,574
Total	$ 752,269	$ 429,499	$ 1,478,020	$ 586,293

For the three months and six months ended June 30, 2009, the General Partner received brokerage commissions of $630,127 and $1,244,783, respectively, and for the three months and six months ended June 30, 2008, the General Partner received brokerage commissions of $434,745 and $525,025, respectively, from the Partnership. As of June 30, 2009 and December 31, 2008, $32,863 and $34,750, respectively, were due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” for the purpose of calculating the General Partner’s incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three months and six months ended June 30, 2009, the General Partner earned no incentive allocations. For the three months and six months ended June 30, 2008, General Partner incentive allocations, net of waived amounts, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Investor Class	$ 334,313	$ 508,025
Institutional Class – Series 1	20,221	58,208
Institutional Class – Series 2	1,927	3,427
Institutional Class – General Partner – Series 3	8,319	23,490
Total	$ 364,780	$ 593,150

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.	Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner. Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner. For the three months and six months ended June 30, 2009 and 2008, management fees earned by the General Partner were as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	2009	2008	2009	2008
Investor Class	$102,918	$ 48,132	$199,092	$ 59,507
Institutional Class – Series 2	3,157	349	4,657	457
Total	$ 106,075	$ 48,481	$203,749	$ 59,964

As of June 30, 2009 and December 31, 2008, $0 was due to the General Partner for management fees.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H.	Management Fees (continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to ¼ of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. The leverage ratio is 1.2 times the net assets of the Partnership. As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets. For the three months and six months ended June 30, 2009 and 2008, management fees earned by the Advisor were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investor Class	$240,205	$133,094	$467,410	$178,248
Institutional Class – Series 1	11,434	11,343	23,000	22,245
Institutional Class – Series 2	7,307	824	12,054	1,247
Institutional Class –
General Partner – Series 3	4,506	4,571	9,173	9,200
Total	$263,452	$149,832	$511,637	$210,940

As of June 30, 2009 and December 31, 2008, $263,452 and $198,387, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

The Partnership pays all legal, accounting, auditing, and other administrative and operating expenses and fees associated with the operation of the Partnership. The General Partner pays the continuous offering costs of the Partnership.

The General Partner advanced the organizational and initial offering costs of the Partnership totaling $23,910. The Partnership reimbursed the General Partner for the advanced costs and amortized the total initial offering costs of $29,633 over a 12 month period ended July 31, 2008. During the three months and six months ended June 30, 2008, initial offering costs of $4,178 and $16,664, respectively, were amortized into expense.

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

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as “prepaid subscriptions” in the Condensed Statement of Financial Condition.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars totaled $75,660 and $77,603 for the three months and six months ended June 30, 2009, respectively, and $(61,208), and $(84,210) for the three months and six months ended June 30, 2008, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

N.	Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” (“FAS 161”). FAS 161 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted FAS 161 as of January 1, 2009. The adoption of FAS 161 did not have a material impact on the Partnership’s financial statements. The disclosures required by FAS 161 are included in Note 5 to these financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (“FAS No. 165”) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Partnership adopted FAS 165 as of June 30, 2009. The adoption of FAS 165 did not have a material impact on the Partnership’s financial statements. The disclosures required by FAS 165 are included in Note 1 to these financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification launched on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification will have an impact on the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
O.	Indemnifications

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

4.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels:

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$ 70,111	$ 70,111	N/A	N/A
Money market mutual funds	34,381,911	34,381,911	N/A	N/A
Total Fair Value	$ 34,452,022	$34,452,022

	Total	Level 1	Level 2	Level 3
Net unrealized gains on open positions	$ 344,575	$ 344,575	N/A	N/A
Money market mutual funds	27,299,398	27,299,398	N/A	N/A
Total Fair Value	$ 27,643,973	$ 27,643,973

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates and a wide range of commodities, including energy and metals. FAS 133 requires entities to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in commodity futures contracts are recorded in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions.” Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments under the provisions of FAS 133. Accordingly, all realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

Information concerning the fair value of the Partnership’s derivatives held long or sold short, including information related to the volume of the Partnership’s derivative activity, is as follows:

	As of June 30, 2009
	Long Contracts Outstanding	Long Positions Gross Unrealized		Short Contracts Outstanding	Short Positions Gross Unrealized		Net Unrealized Gain (Loss) on Open Position
		Gains	Losses		Gains	Losses
Currencies	290	$ 434,310	$ (73,080)	154	$ 334,285	$ (41,850)	$ 653,665
Interest rates	392	311,265	-	324	-	(428,237)	(116,972)
Grains	41	23,875	-	71	178,562	-	202,437
Livestock	-	-	-	34	3,400	(26,180)	(22,780)
Tropical products	61	158,054	-	20	9,012	(3,730)	163,336
Energy	87	5,922	(105,580)	81	205,710	(1,120)	104,932
Metals	497	2,539,746	(290,469)	518	39,774	(3,235,492)	(946,441)
Stock indices	110	60,639	(24,115)	12	-	(4,590)	31,934
Totals	1,478	$ 3,533,811	$ (493,244)	1,214	$ 770,743	$ (3,741,199)	$ 70,111

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results by market sector were as follows:

	For the three month ended June 30, 2009			For the six month ended June 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profit (Losses)
Currencies	$ 1,438,807	$ (563,994)	$ 874,813	$ (883,356)	$ 771,415	$ (111,941)
Interest rates	(816,746)	(536,190)	(1,352,936)	(1,542,773)	(345,783)	(1,888,556)
Grains	112,725	177,075	289,800	12	244,813	244,825
Livestock	192,350	(25,850)	166,500	299,940	(8,660)	291,280
Tropical products	(109,918)	168,559	58,641	(242,911)	192,177	(50,734)
Energy	(415,886)	101,314	(314,572)	(353,369)	177,459	(175,910)
Metals	(96,160)	(583,483)	(679,643)	498,065	(1,343,315)	(845,250)
Stock indices	91,615	(186,866)	(95,251)	(975,806)	37,430	(938,376)
Total trading
profits (losses)	$ 396,787	$(1,449,435)	$(1,052,648)	$(3,200,198)	$ (274,464)	$(3,474,662)

A.	Market Risk

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. Open contracts generally mature within 90 days; as of June 30, 2009 and December 31, 2008, the latest maturity dates for open contracts are June 2010 and December 2009, respectively.

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

6.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Six Months Ended June 30, 2009
		Institutional		Institutional
	Investor	Class		Class
	Class	Series – 1		Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,245.03	$1,335.44		$1,297.55
(Loss) from operations:
Net investment loss	(63.12)	(43.51)		(47.23)
Net trading loss	(97.83)	(105.15)		(102.64)
Net loss	(160.95)	(148.66)		(149.87)
Net Asset Value, End of the period	$1,084.08	$1,186.78		$1,147.68
Total Return(1), (5)	(12.93)%	(11.13)%		(11.55)%
Supplemental Data
Ratios to average net asset value
Expenses(4)	12.04%	7.51%		9.00%
Net investment loss(4)	(11.58)%	(7.05)%		(8.56)%

	Year Ended December 31, 2008
		Institutional		Institutional
	Investor	Class		Class
	Class	Series – 1		Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$1,007.29	$1,027.04		$1,019.47
Income (loss) from operations:
Net investment loss	(167.23)	(123.22)		(138.74)
Net trading profits	404.97	431.62		416.82
Net income	237.74	308.40		278.08
Net Asset Value, End of the year	$1,245.03	$1,335.44		$1,297.55
Total Return(1)	23.60%	30.03%		27.28%
Total Return (prior to incentive allocation)(2)	28.85%	34.87%		32.61%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive allocation	12.70%	8.28%		9.25%
Incentive allocation	4.98%	4.29%	(6)	4.82%
Total expenses	17.68%	12.57%		14.07%
Net investment loss (3)	(10.76)%	(6.33)%		(7.48)%

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

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

_______________

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

Results of Operations

Comparison of the Three Months Ended June 30, 2009 and 2008

For the quarter ended June 30, 2009, the partnership had total net trading losses comprised of $396,787 in net realized gains on closed positions, $(1,449,435) in change in net unrealized losses on open positions and interest income of $20,024. For the same quarter in 2008, the Partnership had total net trading profits comprised of $526,673 in net realized gains on closed positions, and $1,930,176 in change in net unrealized gains on open positions and interest income of $138,086.

In April 2009, the Partnership had a loss.  The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone.  The Partnership recorded a net loss of $2,590,484.  In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943.  In June 2009, the Partnership had a small loss.  The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold.  The Partnership recorded a net loss of $931,554.

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

For the quarter ended June 30, 2009, the Partnership had expenses comprised of $752,269 in brokerage commissions (including clearing and exchange fees), $369,527 in management fees, $51,816 in professional fees and $71,859 in accounting, administrative fees and other expense. For the same quarter in 2008, the Partnership had expenses comprised of $429,499 in brokerage commissions (including clearing and exchange fees), $198,313 in management fees, $62,852 in professional fees and $33,960 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(2,278,095) for the quarter compared to net income after General Partner incentive allocation of $1,505,531 for the same quarter in 2008..

At June 30, 2009, the net asset value of the Partnership was $43,615,418, compared to its net asset value of $37,734,123 at December 31, 2008.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009, the Partnership had total net trading losses comprised of $(3,200,198) in net realized losses on closed position, $(274,464) in net unrealized losses on open positions and interest income of $60,840. For the same  period in 2008, the Partnership had total net trading profits comprised of $2,252,869 in net realized gains on closed positions, $1,657,727 in change in net unrealized gains on open positions and interest income of $198,855.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $1,738,093. In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $1,618,233. In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $178,323. In April 2009, the Partnership had a loss.  The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone.  The Partnership recorded a net loss of $2,590,484.  In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943.  In June 2009, the Partnership had a small loss.  The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold.  The Partnership recorded a net loss of $931,554.

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

For the six months ended June 30, 2009, the Partnership had expenses comprised of $1,478,020 in brokerage commissions (including clearing and exchange fees), $715,386 in Management fees, $113,822 in professional fees and $91,694 in accounting, administrative fees and other expenses. For the same period in 2008, the Partnership had expenses comprised of $586,293 in brokerage commissions (including clearing and exchange fees), $270,904 in management fees, $89,309 in professional fees and $64,770 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(5,812,744) for the six months ended June 30, 2009 compared to net income after General Partner incentive allocation of $2,505,025 for the same period in 2008.

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of June 30, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2009.

The potential loss in earnings for each market risk exposure as of June 30, 2009 was:

Currency exchange rate risk	$401,067
Commodity price risk	$247,802
Interest rate risk	$433,287

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2009 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2009, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2009, 39,507.5047 Partnership Units were held by 491 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2009 through June 30, 2009, a total of 12,462.7295 Partnership Units were subscribed for the aggregate subscription amount of $14,652,911. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2009	$4,252,928
February 2009	$2,738,066
March 2009	$4,061,544
April 2009	$1,361,575
May 2009	$1,582,996
June 2009	$655,802

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

RFMC GLOBAL DIRECTIONAL FUND LP

Date: August 14, 2009	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer