Form 10-Q
period 2009-08-30
RFMC Global Directional Fund LP
filed 2009-11-16
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer _(do not check if a Smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

RFMC GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF FINANCIAL CONDITION

As of September 30, 2009 and December 31, 2008

(Unaudited)

_______________

	September 30, 2009	December 31, 2008
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNT:
Due from broker (including margin deposits of $5,958,811 for 2009 and $4,808,173 for 2008)	$8,263,232	$10,487,552
Net unrealized gains on open positions	1,037,587	344,575
	9,300,819	10,832,127
CASH AND CASH EQUIVALENTS	35,556,179	32,280,026
DUE FROM GENERAL PARTNER	50,347	34,750
TOTAL ASSETS	$44,907,345	$43,146,903
LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Prepaid subscriptions	$415,000	$3,991,980
Redemptions payable	217,099	1,084,413
Other accrued expenses	98,432	138,000
Accrued management fees	263,634	198,387
TOTAL LIABILITIES	994,165	5,412,780
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (38,068.1592 and 27,495.4455 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	39,857,707	34,232,682
Limited partners – Institutional Class – Series 1 (1,589.1910 and 1,554.3584 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	1,840,060	2,075,754
Limited partners – Institutional Class – Series 2 (1,319.6795 and 454.5724 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	1,474,186	589,829
General partner – Institutional Class – Series 3 (187.2190 and 183.2414 fully redeemable units at September 30, 2009 and December 31, 2008, respectively)	741,227	835,858
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	43,913,180	37,734,123
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$44,907,345	$43,146,903
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $39,857,707 and $34,232,682 and 38,068.1592 and 27,495.4455 fully redeemable units outstanding)	$1,047.01	$1,245.03
Institutional Class – Series 1 (based on Partners’ Capital of $1,840,060 and $2,075,754 and 1,589.1910 and 1,554.3584 fully redeemable units outstanding)	$1,157.86	$1,335.44
Institutional Class – Series 2 (based on Partners’ Capital of $1,474,186 and $589,829 and 1,319.6795 and 454.5724 fully redeemable units outstanding)	$1,117.08	$1,297.55
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $741,227 and $835,858 and 187.2190 and 183.2414 fully redeemable units outstanding)	$3,959.14	$4,561.51

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION

For the Three Months and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET INVESTMENT LOSS
Income:
Interest income	$10,140	$123,331	$70,980	$322,186
Expenses:
Brokerage commissions	743,166	454,918	2,221,186	1,041,211
Management fees	368,174	224,042	1,083,560	494,946
Professional fees	60,496	105,128	174,318	194,437
Accounting, administrative fees and other expenses	49,856	36,930	141,550	101,700
Total expenses	1,221,692	821,018	3,620,614	1,832,294
Net investment loss	(1,211,552)	(697,687)	(3,549,634)	(1,510,108)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	(1,249,051)	(351,591)	(4,449,249)	1,901,278
Change in net unrealized gains (losses) on open positions	967,476	(1,532,783)	693,012	124,944
Total trading profits (losses)	(281,575)	(1,884,374)	(3,756,237)	2,026,222
NET INCOME (LOSS)	(1,493,127)	(2,582,061)	(7,305,871)	516,114
Less: General Partner incentive allocation	0	0	0	619,635
General Partner incentive allocation waived	0	0	0	(26,485)
NET (LOSS) AFTER GENERAL PARTNER
INCENTIVE ALLOCATION	$(1,493,127)	$(2,582,061)	$(7,305,871)	$(77,036)
NET (LOSS) AFTER GENERAL PARTNER
INCENTIVE ALLOCATION PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$(36.92)	$(106.09)	$(189.12)	$(20.45)
Institutional Class – Series 1	$(28.88)	$(98.35)	$(176.03)	$114.66
Institutional Class – Series 2	$(27.82)	$(96.46)	$(138.27)	$(68.88)
Institutional Class – General Partner – Series 3	$(98.70)	$(207.10)	$(604.47)	$1,557.15

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

	Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2009	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$589,829	183.2414	$835,858	$37,734,123
Additions	14,092.7557	16,282,395	65.8573	81,039	865.1071	1,021,000	3.9776	17,440	17,401,874
Redemptions	(3,520.0420)	(3,881,024)	(31.0247)	(35,922)	-	-	-	-	(3,916,946)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(6,776,346)	-	(280,811)	-	(136,643)	-	(112,071)	(7,305,871)
Balances at September 30, 2009	38,068.1592	$39,857,707	1,589.1910	$1,840,060	1,319.6795	$1,474,186	187.2190	$741,227	$43,913,180

	Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2008	4,308.2391	$4,339,665	1,595.6911	$1,638,843	42.4523	$43,279	566.2617	$617,805	$6,639,592
Additions	18,020.2167	20,030,227	90.1302	100,823	179.5383	209,917	8.1102	14,231	20,355,198
Redemptions	(702.5669)	(744,346)	(12.9545)	(15,000)	-	-	(278.2133)	(593,150)	(1,352,496)
Transfers	-	-	(43.0158)	(53,303)	43.9122	53,303	-	-	-
Net income (loss):
General partner incentive allocation	-	-	-	-	-	-	-	593,150	593,150
Allocation to all partners	-	(334,243)	-	187,442	-	(10,217)	-	79,982	(77,036)
Balances at September 30, 2008	21,625.8889	$23,291,303	1,629.8510	$1,858,805	265.9028	$296,282	296.1586	$712,018	$26,158,408

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2009 and 2008

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

Ruvane Fund Management Corporation is the general partner of the Partnership (the “General Partner”) and is registered as a Commodity Pool Operator, Commodity Trading Advisor, and an Introducing Broker with the Commodity Futures Trading Commission (“CFTC”). The General Partner is required by the Limited Partnership Agreement, as amended and restated, (the “Agreement”) to contribute $1,000 to the Partnership.

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

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification™ (“ASC”or “the Codification”), as the single source of U.S. generally accepted accounting principles (“U.S. GAAP”) for interim and annual periods ending after September 15, 2009. The Codification did not change U.S. GAAP, but combines all authoritative standards into one comprehensive, topically organized database. With the Codification, FASB also established one level of authoritative GAAP, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows (standards formerly established under FASB Statement of Financial Account Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

The General Partner considers events or transactions that occur after the date of the Condensed Statements of Financial Condition, but before the financial statements are issued, to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Subsequent events have been evaluated through November 16, 2009, the date of issuance of these financial statements.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in the ASC Topic 820 Fair Value Measurements and Disclosures (standards formerly established under FASB Statement of Financial Accounting Standards No. 157”).

C.	Due from Broker

Due from broker represents deposits required to meet margin requirements and excess funds not required for margin. Due from broker at September 30, 2009 and December 31, 2008 consisted of cash on deposit with the broker of $8,263,232 and $10,487,552, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D.	Revenue Recognition

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures. Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. As the Partnership’s broker has the right of offset, the Partnership presents unrealized gains and unrealized losses on open contracts (the difference between contract trade price and quoted market price) as net amounts in the Condensed Statements of Financial Condition. Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open positions.”  Interest income is recognized on an accrual basis.

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%). The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the periods ended September 30, 2009 and 2008, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading (some of which may be advanced to the brokers by the Partnership), but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Such execution costs totaled $160 and $594 for the three months and nine months ended September 30, 2009, respectively, and $1,241 and $5,521 for the three months and nine months ended September 30, 2008, respectively.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commissions and execution costs charged to each Class or Series were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investor Class	$702,773	$425,773	$2,105,001	$956,727
Institutional Class–Series 1	18,906	18,939	58,384	56,576
Institutional Class–Series 2	14,022	2,956	34,590	5,084
Institutional Class– General Partner–Series 3	7,465	7,250	23,211	22,824
Total	$743,166	$454,918	$2,221,186	$1,041,211

For the three months and nine months ended September 30, 2009, the General Partner received brokerage commissions of $617,537 and $1,862,320, respectively, and for the three months and nine months ended September 30, 2008, the General Partner received brokerage commissions of $375,279 and $900,305, respectively, from the Partnership. As of September 30, 2009 and December 31, 2008, $50,347 and $34,750, respectively, were due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three months and nine months ended September 30, 2009 and the three months ended September 30, 2008, the General Partner earned no incentive allocations. For the nine months ended September 30, 2008, General Partner incentive allocations, net of waived amounts, were as follows:

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nine Months Ended September 30, 2008
Investor Class	$508,025
Institutional Class – Series 1	58,208
Institutional Class – Series 2	3,427
Institutional Class –
General Partner – Series 3	23,490
Total	$593,150

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.	Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner. Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner. For the three months and nine months ended September 30, 2009 and 2008, management fees earned by the General Partner were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investor Class	$101,281	$65,127	$300,372	$124,634
Institutional Class – Series 2	3,259	778	7,917	1,235
Total	$104,540	$65,905	$308,289	$125,869

As of September 30, 2009 and December 31, 2008, $0 was due to the General Partner for management fees.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H.	Management Fees (continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to ¼ of 2% (2% annually) of the month-end Trading Level for each month during such quarter. Trading level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. The leverage ratio is 1.2 times the net assets of the Partnership. As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets. For the three months and nine months ended September 30, 2009 and 2008, management fees earned by the Advisor were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investor Class	$239,538	$141,230	$706,948	$319,478
Institutional Class – Series 1	11,275	10,984	34,276	33,229
Institutional Class – Series 2	8,369	1,718	20,422	2,965
Institutional Class –
General Partner – Series 3	4,452	4,205	13,625	13,405
Total	$263,634	$158,137	$775,271	$369,077

As of September 30, 2009 and December 31, 2008, $263,634 and $198,387, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

The Partnership pays all legal, accounting, auditing, and other administrative and operating expenses and fees associated with the operation of the Partnership. The General Partner pays the continuous offering costs of the Partnership.

The General Partner advanced the organizational and initial offering costs of the Partnership totaling $23,910. The Partnership reimbursed the General Partner for the advanced costs and amortized the total initial offering costs of $29,633 over a 12 month period ended July 31, 2008. During the three months and nine months ended September 30, 2008, initial offering costs of $2,469 and $19,133, respectively, were amortized into expense.

J.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken according to provisions within ASC Topics 740, Income Taxes and  835, Interest (such provisions formerly established pursuant to FASB Interpretation No. 48 entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

The Partnership files U.S. federal and state tax returns. The 2007 and 2008 tax years generally remain subject to examination by U.S. federal and most state authorities.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month. Partners’ contributions received in advance for subscriptions are recorded as “Prepaid subscriptions” in the Condensed Statements of Financial Condition.

L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars totaled $(6,485) and $71,118 for the three months and nine months ended September 30, 2009, respectively, and $(20,726), and $(104,936) for the three months and nine months ended September 30, 2008, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

N.	Recently Issued Accounting Pronouncements
 Effective January 1, 2009, the Partnership began providing enhanced disclosures regarding how and why the Partnership uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and any related hedged items affect the Partnership's financial position, financial performance and cash flows as required under ASC Topic 815, Derivatives and Hedging (formerly required under FASB Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities — An Amendment to FASB Statement No. I33".) The adoption of the disclosures required under ASC Topic 815, Derivatives and Hedging did not have a material impact on the Partnership's financial statements. The disclosures required by ASC Topic 815, Derivatives and Hedging, are included in Note 5 to these financial statements.

Effective June 30, 2009, the Partnership adopted the provisions under ASC Topic 855, Subsequent Events (formerly required under FASB Statement of Financial Accounting Standards No. 165, "Subsequent Events") which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the disclosure requirements under ASC Topic 855, Subsequent Events did not have a material impact on the Partnership's financial statements. The disclosures required by ASC Topic 855, Subsequent Events, are included in Note 3A to these financial statements.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

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

The fair value hierarchy, as more fully described in ASC Topic 820, Fair Value Measurements and Disclosures, prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 are publicly traded investments. As required by ASC Topic 820, Fair Value Measurements and Disclosures, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

4.	FAIR VALUE (CONTINUED)

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of September 30, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,037,587	$1,037,587	N/A	N/A
Money market mutual funds	33,898,446	33,898,446	N/A	N/A
Total Fair Value	$34,936,033	$34,936,033

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Futures contracts	$344,575	$344,575	N/A	N/A
Money market mutual funds	27,299,398	27,299,398	N/A	N/A
Total Fair Value	$27,643,973	$27,643,973

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates, stock indices and a wide range of commodities, including energy and metals (collectively, “derivatives”) for the purpose of achieving capital appreciation. Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 820, Fair Value Measurements and Disclosures (formerly defined under FASB Statement of Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities”).  Under provisions of the ASC Topic 820, Fair Value Measurements and Disclosures, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. As permitted under ASC Topic 820, Fair Value Measurements and Disclosures, investments in futures contracts are recorded on a net basis in the Condensed Statements of Financial Condition as “Net unrealized gains on open positions.”

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Information concerning the fair value of the Partnership’s derivatives held long or sold short is as follows:

	As of September 30, 2009
	Long Positions Gross Unrealized		Shore Positions Gross Unrealized		Net Unrealized Gains (Loss) on open Positions
	Gains	Losses	Gains	Losses
Currencies	$ 585,642	$ (41,162)	$ 17,022	$ (133,955)	$ 427,547
Interest rates	1,006,215	(3,088)	-	-	1,003,127
Grains	3,362	-	-	(89,063)	(85,701)
Livestock	-	-	17,820	(52,940)	(35,120)
Tropical products	42,709	(68,044)	-	-	(25,335)
Energy	2,900	(183,130)	135,235	(91,667)	(136,662)
Metals	3,944,191	(448,494)	409,227	(3,953,532)	(48,608)
Stock indices	62,843	(128,027)	5,865	(2,342)	(61,661)
Totals	$ 5,647,862	$ (871,945)	$ 585,169	$ (4,323,499)	$ 1,037,587

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$ 1,228,250	$ (226,118)	$ 1,002,132	2,522
Interest rates	(1,171,531)	1,120,098	(51,433)	8,492
Grains	(15,637)	(288,138)	(303,775)	928
Livestock	116,160	(12,340)	103,820	840
Tropical products	87,536	(188,670)	(101,134)	1,570
Energy	197,195	(241,594)	(44,399)	2,198
Metals	(950,985)	897,833	(53,152)	1,088
Stock indices	(740,039)	(93,595)	(833,634)	7,590
Total	$ (1,249,051)	$ 967,476	$ (281,575)	25,228

	For the nine months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$ 344,894	$ 545,297	$ 890,191	5,622
Interest rates	(2,714,304)	774,315	(1,939,989)	16,216
Grains	(15,625)	(43,325)	(58,950)	1,362
Livestock	416,100	(21,000)	395,100	1,578
Tropical products	(155,375)	3,507	(151,868)	2,184
Energy	(156,174)	(64,135)	(220,309)	3,636
Metals	(452,920)	(445,482)	(898,402)	2,568
Stock indices	(1,715,845)	(56,165)	(1,772,010)	35,604
Total	$ (4,449,249)	$ 693,012	$ (3,756,237)	68,707

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation. Open contracts generally mature within 90 days; as of September 30, 2009 and December 31, 2008, the latest maturity dates for open contracts are September 2010 and December 2009, respectively.

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. Credit risk due to counterparty nonperformance associated with these instruments is reflected in the “Net unrealized gains on open positions”, if any, included in the Condensed Statements of Financial Condition. The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

D.	Risk Monitoring

Due to the speculative nature of the Partnership’s derivatives trading activity, the Partnership is subject to the risk of substantial losses from derivatives trading. The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters.

RFMC GLOBAL DIRECTIONAL FUND, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

_______________

6.	FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Nine Months Ended September 30, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance |(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,245.03	$1,335.44	$1,297.55
(Loss) from operations:
Net investment loss	(93.10)	(64.81)	(70.36)
Net trading loss	(104.92)	(112.77)	(110.11)
Net loss	(198.02)	(177.58)	(180.47)
Net Asset Value, End of the period	$1,047.01	$1,157.86	$1,117.08
Total Return(1), (5)	(15.90)%	(13.30)%	(13.91)%
Supplemental Data
Ratios to average net asset value
Expenses(4)	11.94%	7.52%	8.89%
Net investment loss(4)	(11.57)%	(7.16)%	(8.56)%

	Year Ended December 31, 2008
	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$1,007.29	$1,027.04		$1,019.47
Income (loss) from operations:
Net investment loss	(167.23)	(123.22)		(138.74)
Net trading profits	404.97	431.62		416.82
Net income	237.74	308.40		278.08
Net Asset Value, End of the year	$$1,245.03	$1,335.44		$1,297.55
Total Return(1)	23.60%	30.03%		27.28%
Total Return (prior to incentive allocation)(2)	28.85%	34.87%		32.61%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive allocation	12.70%	8.28%		9.25%
Incentive allocation	4.98%	4.29%	(6)	4.82%
Total expenses	17.68%	12.57%		14.07%
Net investment loss (3)	(10.76)%	(6.33)%		(7.48)%

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

For the quarter ended September 30, 2009, the Partnership had total net trading losses comprised of ($1,249,051) in net realized losses on closed positions, and $967,476 in change in net unrealized gains on open positions, and interest income of $10,140. For the same quarter in 2008, the Partnership had total net trading losses comprised of ($351,591) in net realized losses on closed positions, ($1,532,783) in change in net unrealized gains on open positions, and interest income of $123,331.

In July 2009, the Partnership was unprofitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil.. The Partnership recorded a net loss of $1,493,647. In August 2009, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar;. the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $528,290. In September 2009, trading was unprofitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net loss of $527,770.

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

As a result of above, the Partnership recorded a net loss after General Partner incentive allocation of ($1,493,127) for the quarter ended September 30, 2009. For the same quarter in 2008, the Partnership recorded a net loss after General Partner incentive allocation of ($2,582,061).

At September 30, 2009, the net asset value of the Partnership was $43,913,180, compared to its net asset value of $37,734,123 at December 31, 2008.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2009 and 2008

For the nine months ended September 30, 2009, the Partnership had total net trading profits comprised of ($4,449,249) in net realized gains on closed positions, $693,012 in change in net unrealized gains on open positions, and interest income of $70,980. For the same period in 2008, the Partnership had total net trading profits comprised of $1,901,278 in net realized gains on closed positions, $124,944 in change in net unrealized gains on open positions, and interest income of $322,186.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $1,738,093. In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $1,618,233. In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $178,323. In April 2009, the Partnership had a loss. The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone. The Partnership recorded a net loss of $2,590,484. In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil. The Partnership recorded a net gain of $1,243,943. In June 2009, the Partnership had a small loss. The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold. The Partnership recorded a net loss of $931,554. In July 2009, the Partnership was unprofitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil.. The Partnership recorded a net loss of $1,493,647. In August 2009, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar;. the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $528,290. In September 2009, trading was unprofitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net loss of $527,770.

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

For the nine months ended September 30, 2009, the Partnership had expenses comprised of $2,221,186 in brokerage commissions (including clearing and exchange fees), $1,083,560 in management fees, $174,318 in professional fees, and $141,550 in accounting, administrative fees and other expenses. For the same period in 2008, the Partnership had expenses comprised of $1,041,211 in brokerage commissions (including clearing and exchange fees), $494,946 in management fees, $194,437 in professional fess, and $101,700 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative fees consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net loss after General Partner incentive allocation of ($7,305,871) for the nine months ended September 30, 2009. For the same period in 2008, the Partnership recorded a net loss after General Partner incentive allocation of ($77,036).

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of September 30, 2009, by market sector:

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energy markets (gas, oil) as of September 30, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Instruments. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2009.

The potential loss in earnings for each market risk exposure as of September 30, 2009 was:

Currency exchange rate risk	$340,946
Commodity price risk	$444,023
Interest rate risk	$750,681

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2009, 41,164.2487 Partnership Units were held by 523 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has  the

sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2009 through September 30, 2009, a total of 15,027.6977 Partnership Units were subscribed for the aggregate subscription amount of $17,401,874. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2009	$4,252,928
February 2009	$2,738,066
March 2009	$4,061,544
April 2009	$1,361,575
May 2009	$1,582,996
June 2009	$655,802
July 2009	$873,230
August 2009	$869,641
September 2009	$1,006,092

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

RFMC GLOBAL DIRECTIONAL FUND LP

Date: November 16, 2009	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer