Form 10-K
period 2009-12-31
RFMC Global Directional Fund LP
filed 2010-03-31
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes ☐ No ☒

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2010 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $38,738,418.

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

All of the Partnership's assets are traded pursuant to the Advisor's proprietary quantitative trading strategy known as Global Directional Portfolio. The assets of the Partnership are currently traded at a leverage ratio of 1.2 (such amount is referred to herein as the "Trading Level"). In addition, the Partnership trades a somewhat more limited set of markets than other accounts traded pursuant to the Advisor's Global Directional Portfolio strategy.  The General Partner may in its discretion change the Trading Level at any time or elect to have the Advisor trade a more extensive set of markets. The Partnership may trade futures and forward contracts on commodities, energies, interest rates, currencies and stock indices. A representative list of the types of markets that may be traded is set forth on page nine.

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

The General Partner is responsible for the selection of commodity trading advisors for the Partnership. The General Partner has currently selected WIC to act as trading advisor for the Partnership and the Partnership's capital will be allocated to the Global Directional Portfolio of WIC. The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Limited Partnership Agreement, the General Partner will maintain a general partner contribution of $1,000 to the Partnership. As of December 31, 2009 the General Partner owned $729,100 of partnership interests. The General Partner is a Delaware Corporation organized in January 1990. The principal of the General Partner is Robert L. Lerner. See "Directors and Executive Officers."

Futures Trading

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefore or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred in open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not extend to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

Two broad classifications of persons who trade in commodity futures are "hedgers" and "speculators". Commercial interests, including banks and other financial institutions, and farmers, who market or process commodities, use the futures markets for hedging. Hedging is a protective procedure designed to minimize losses that may occur because of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from his financial operations, rather than to profit strictly from his futures trading. The commodity markets enable the hedger to shift the risk of price fluctuations to the speculator.

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

Investment Philosophy

The General Partner believes that, if an investor utilizes a disciplined approach to managing risk, and is appropriately capitalized, the investor will earn a premium for bearing risk. It is this premium that is the source of returns to futures investing. The returns to futures investing are driven by events that upset the supply and demand equilibrium of the underlying commodity market. For example, a change in the prime rate will affect interest rate and currency instruments, a drought will alter the production expectations for agricultural products, or the prospect of a war in the Middle East will cause the prices of crude oil and its derivatives to fluctuate. It is during these periods of disruption that the risk premium generally is paid. Conversely, when commodity markets are stable and directionless, returns from risk premium are not to be expected. Since traditional investment instruments like stocks and bonds perform poorly during disruptive periods and well in a stable economic environment, a futures investment can offer the potential benefits of diversification to a traditional portfolio.

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

The General Partner will allocate the Partnership's capital to WIC's Global Directional Portfolio. The General Partner measures the success of an investment program by its trading and research results and experience. The General Partner believes, on the basis of its past experience, that an account should be considered a long-term investment in order to afford the trading strategy time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate a trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration.

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

As of December 31, 2009 the below sectors represented the indicated estimated percentage of the Partnership's portfolio and the Partnership held the following futures contracts:

Agricultural Products - 3%	Energy – 4%

Coffee 14	Heating Oil 10
Cotton 42	Light Sweet Crude Oil 15
World Sugar 40	Natural Gas 9
Corn 66	New York Harbor RBOB Gasoline 7
Soybeans 51
Lean Hogs 81	Equities – 4%
Live Cattle 50
CAC 40 (JUMBO) 42
Currencies – 14%	German Sock Index (DAX) 9
Hang Seng Index 12
Australian Dollar 88	NASDAQ 100 E-MINI 70
Brazilian Real 22	NIKKEI Stock Average 34
British Pound 3	Standard & Poor's 500 Stock Price and Dow Mini Indices 18
Euro/British Pound Cross Rate -0-	Other European Stock Indices 21
Euro/Japanese Yen Currency Cross Rate -0-	Interest Rates Long Term - 24%
Euro/Swiss Franc Currency Cross Rate -0-
Japanese Yen 50	Japanese Government Bonds 34
Mexican Peso 23	Long-term Euro Bund 62
New Zealand Dollar 110	Ten-Year U.S. Treasury Notes 240
South African Rand 12
Swiss Franc 54	Interest Rates Short Term – 44%
Australian Dollar/Japanese Yen Cross Rate 5
Euro Currency 25	Eurodollars 11
Canadian Dollar 66	Three Month Euribor 454
Swedish Krona -0-
Norwegian Krone 21	Metals – 7%

Copper 36
High Grade Primary Aluminum 64
Nickel, Tin and Zinc 85
Gold 80

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

Allocation of Capital

All of the Partnership's assets are currently allocated to WIC's Global Directional Portfolio, which is a proprietary quantitative trading strategy, and are traded at a leverage ratio of 1.2.  In addition, the Partnership trades a somewhat more limited set of markets than other accounts traded pursuant to the Advisor’s Global Directional Portfolio strategy.  The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

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

The trading system used by WIC is proprietary and confidential. The description above, therefore, is of necessity general and not intended to be exhaustive.

List of Markets Traded

Below is a list of markets that WIC may invest in. The list is provided only as an indication of markets traded since WIC may remove and add to the list from time to time.

Agriculture	Interest Rates		Currencies		Stock Indices
Cocoa	10-Yr. Euro Swapnote®	Australian Bank Bills	Argentine Peso	Indonesian Rupiah	AEX Index	MSCI Singapore Fee Index
Coffee	Australian Bonds (3, 10-yr.)	Canadian Bank Bills	Australian Dollar	Japanese Yen	CAC 40 Index	MSCI Taiwan Index
Corn	British Long Gilts	Euribor	Australian Dollar/Japanese Yen	Korean Won	DAX Index	Nasdaq 100 Index
Cotton	Canadian Bonds (10-yrs.)	Eurodollar	Brazilian Real	Mexican Peso	Dow Jones Euro Stoxx 50 Index	Nikkei Index
Lean Hogs	Euro-Bobl	Euroswiss	British Pound	New Zealand Dollar	Dow Jones Industrial Index	OMXS 30 Index
Live Cattle	Euro-Bund	Euroyen	Canadian Dollar	Norwegian Krone	FTSE 100 Index	S&P/ASE 200 Index
Soybean Meal	Euro-Shatz	Libor (1-mo.)	Chilean Peso	Peruvian New Sol	Hang Seng Index	S&P 500 Index
Soybean Oil	Japanese Govt Bond	New Zealand Bank Bills	Columbian Peso	Philippine Peso	IBEX 35 Index	S&P Canada 60 Index
Soybeans	U.S. Notes (2 ,5, 10 -yr.)	Short Sterling	Czech Koruna	Polish Zloty	MIB 30 Index
Sugar	U.S. Bond (30-yr.)	U.S. Fed Funds	Euro currency	Singapore Dollar
Wheat	Metals		Euro Currency/British Pound	South African Rand
Energies	Aluminum		Euro Currency/Japanese Yen	Swedish Krona
Brent Crude	Copper		Euro Currency/Swiss Franc	Swiss Franc
Crude Oil	Gold		Hong Kong Dollar	Taiwan Dollar
Gasoil	Lead		Hungarian Forint	Thai Baht
Heating Oil	Nickel		Indian Rupee	Turkish Lira
Natural Gas	Silver
Unleaded Gas	Tin Zinc

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

The Clearing Broker and Introducing Broker

The Partnership executes and clears trades in futures and commodity options through ADM Investor Services, Inc. (“ADMIS”), Newedge USA, LLC (“NUSA”) and other unaffiliated clearing brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future.

ADMIS is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 W. Jackson Blvd., Suite 1600A, Chicago, IL 60604.

NUSA is a registered futures commission merchant and is a member of the NFA.  Its main office is located at 550 West Jackson, Suite 500, Chicago, IL 60661.

Bridgeton Global Investor Services, Inc. (“Bridgeton”) is the Partnership's introducing broker and will introduce the Partnership's account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Each of ADMIS and NUSA acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. None of ADMIS, NUSA nor Bridgeton will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. As of December 31, 2008 and December 31, 2009, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

The Partnership's "Trading Level" shall mean the Partnership's Net Asset allocated to WIC times the leverage to be employed by WIC from time to time upon the direction of the General Partner. Currently, this leverage ratio is 1.2. The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive allocations, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles. The market value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the market value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which the contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day.

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

Management of Other Accounts by the Advisor and the General Partner

The Advisor and its affiliates currently manage other accounts. As of December 31, 2009, WIC managed 16 accounts. In addition, the General Partner acts as general partner for another limited partnership, RFMC Tactical Advisors Fund, LP, that trades commodity interests and may compete with the Partnership for positions, and the Advisor, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisor or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. Such differing compensation arrangements may provide an incentive for the General Partner or WIC to favor one account over another.

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

The Advisor appears on the approved list of commodity trading advisors for many futures commission merchants. Appearance on an approved list means that futures commission merchants’ representatives may recommend the Advisor as a trading advisor to its clients. Inclusion on such an approved list may create a conflict of interest for a trading advisor between its duty to trade clients’ accounts in the best interest of clients and its financial interest in maintaining a position on a futures commission merchant’s approved list, which could be contingent upon generation of adequate commission income from those accounts managed by the advisor. The Advisor’s policy, however, is to trade all comparable accounts in the same manner regardless of the method by which the account was obtained.

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

Counterparty Risk

If one of the Partnership’s commodity brokers becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Partnership, the Partnership may not receive all amounts owing to it in respect of its trading, despite the clearinghouse fully discharging all of its obligations.  Clearinghouses do not deal with customers, but only with member firms, and the “guarantee” of performance under open positions provided by the clearinghouse does not run to customers.  Commodity Exchange Act Section 4d(a)(2) requires a futures commission merchant to segregate funds deposited in a customer’s commodity futures account.  If the Partnership’s commodity broker fails to properly segregate customer funds, the Partnership may be subject to a risk of loss of its funds on deposit in the event of the commodity broker’s bankruptcy or insolvency. In addition, under certain circumstances, such as the inability of another customer of the commodity broker or its own inability to satisfy substantial deficiencies in such other customer’s account, the Partnership may be subject to a risk of loss of its funds on deposit even if such funds are properly segregated. In the case of any such bankruptcy or customer loss, the Partnership might recover only a pro rata portion of the property available for distribution to all of the commodity broker’s customers, even though certain property specifically traceable to the Partnership (for example, Treasury bills deposited by the Partnership with the commodity broker as margin) was held by such commodity broker. If no property is available for distribution, the Partnership would not recover any of its assets.  The Partnership may trade products, including off-exchange products, where the clearinghouses for such products are not required to segregate customer funds which may cause additional issues or difficulties in recovering assets.  In addition, the Partnership may trade in markets in which performance is the responsibility only of the individual counterparty and not of an exchange or clearinghouse.  In these cases, the Partnership is subject to the risk of the inability of, or refusal by, the counterparty to perform with respect to such contracts.  In addition, there is the possibility that institutions, including banks and brokerage firms, with which the Partnership does business will encounter financial difficulties that may impair the operational capabilities or the capital position of the Partnership.

Electronic Trading

The Partnership may place select trades through electronic trading systems provided by the brokerage firms used by the Partnership.  Trades placed by electronic means are governed by the terms of the relevant electronic brokerage trading agreements and by exchange rules.  Electronic trading systems vary in terms of order matching procedures, opening and closing procedures and prices, error trade policies, trading limitations or requirements, qualifications for access, grounds for terminating access, and limitations on the types of orders that may be entered.  Additional risk may occur due to limitation of system access, varying response times and security requirements.  In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.  In the event of electronic system or component failure, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered, and orders may be lost or lose priority.  The Advisor continues to place a large majority of its orders by telephone, and will retain the capability to use that method if electronic trading is not possible for a period of time.  Exchanges may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays.

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

Trading in the Forex Markets

The Partnership may trade in the forex markets.  Currency prices are highly volatile. Price movements for currencies are influenced by, among other things: changing supply-demand relationships; trade, fiscal, monetary, exchange control programs and policies of governments; United States and foreign political and economic events and policies; changes in national and international interest rates and inflation; currency devaluation; and sentiment of the market place. None of these factors can be controlled by the Partnership, the General Partner or WIC and no assurance can be given that WIC’s advice will result in profitable trades.  The interbank market consists of a direct dealing market, in which a participant trades directly with a participating bank or dealer. The Partnership will trade in the interbank market through one or more dealers that will place trades as principals on the interbank market and simultaneously enter into offsetting transactions with the Partnership.  The banks or financial institutions that serve as dealers may add a commission to the prices they communicate to their customers, or they may incorporate a fee into the quotation of price.  In addition, the dealers may establish credit limits for their customers.  Trading in the interbank markets differs from trading in futures or futures options in a number of ways that may create additional risks. For example, there are no limitations on daily price moves in most currency markets. In addition, the principals who deal in interbank markets are not required to continue to make markets. There have been periods during which certain participants in interbank markets have refused to quote prices for interbank trades or have quoted prices with unusually wide spreads between the price at which transactions occur.

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

Establishing Lines of Credit to Trade Forward Contracts

Although as of the date of this filing the Partnership has not done so, the Partnership may in the future establish lines of credit in connection with trading forward contracts.  The use of such lines will enable the Partnership to utilize margin in connection with its trading of forward contracts.  This means that a small amount of capital can be used to invest in contracts of much greater total value.  The resulting leverage means that a relatively small change in the price of such a contract can produce a substantial profit or loss.  Like other leveraged investments, any purchase or sale of a commodity interest contract may result in losses in excess of the amount invested in that contract.  In addition, the Partnership will incur fees in connection with establishing and maintaining such lines of credit.

Reliance on the General Partner

Limited partners will be relying entirely on the ability of the General Partner to select and monitor the trading strategy for the Partnership. The selection by the General Partner of the current trading strategy involved numerous considerations. The General Partner evaluated the performance record and other aspects of other trading strategies and investment programs (including the volatility of trading, commodities traded, amount of management and incentive fees normally received, personnel, amount of brokerage commissions generated, and amount of funds under management) and made certain subjective judgments in selecting the current trading strategy on behalf of the Partnership. Although the General Partner has carefully weighed the noted factors in making its current selection, other factors not considered by the General Partner also may be important. In the future, the General Partner may choose to stop using the current trading strategy or to select additional trading strategies and investment programs for the Partnership, and the General Partner will have to consider similar factors at that time.  There can be no assurance that the General Partner’s decisions relating to the trading strategies and investment programs for the Partnership will not result in losses to the Partnership and the Limited Partners.

Conflicts of Interest

There may exist conflicts of interest between the General Partner and WIC, on the one hand, and the Partnership, on the other hand. For example, the General Partner may have a conflict of interest between choosing the trading programs or commodity brokers the General Partner believes will be most advantageous to the Partnership and maintaining the General Partner's relationship with WIC or a commodity broker. If the General Partner decides to retain WIC or a commodity broker when it does not believe it is most advantageous to the Partnership, the Partnership's performance may be adversely affected. In addition, WIC manages accounts other than the Partnership and the General Partner operates a commodity fund other than the Partnership, and may operate more in the future. WIC and the General Partner may have reason to favor these other accounts or funds over the Partnership and the performance of the Partnership may be adversely affected as a result of such favoring of other accounts. These conflicts and others are discussed in greater detail in "Conflicts of Interest".

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

Absence of Certain Statutory Registrations

Neither the General Partner nor the Partnership has registered as a securities investment company, or "mutual fund," which is subject to extensive regulation by the Securities and Exchange Commission under the Investment Company Act of 1940. The Partnership is, however, a "commodity pool" subject to regulation as such by the CFTC under the CEA. The General Partner and WIC each are registered with the CFTC as a CPO and a CTA and both are members of the NFA.

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

No matters were submitted to the limited partners for vote in the fourth quarter of 2009.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2009, 41,581.3784 Partnership Units were held by 538 Limited Partners and the General Partner.

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

From January 1, 2009 through December 31, 2009, 17,088.7366 Partnership Units were subscribed for the aggregate net subscription amount of $19,579,953. Details of the subscriptions of these Partnership Units are as follows:

Amount of
Subscriptions
January 2009	$4,252,928
February 2009	$2,738,066
March 2009	$4,061,544
April 2009	$1,361,575
May 2009	$1,582,996
June 2009	$655,802
July 2009	$873,230
August 2009	$869,641
September 2009	$1,006,092
October 2009	$664,644
November 2009	$584,908
December 2009	$928,527

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

SELECTED FINANCIAL DATA

(in thousands, except units and per unit amounts)

	For the Years Ended December 31, 2009 and 2008 and for the Period August 1, 2007 (commencement of operations) to December 31, 2007
	2009	2008	2007
Operations Data:

Income:
Interest Income	$76,326	$438,372	$77,701

Expenses:
Brokerage Commissions	2,970,353	1,576,493	135,812
Management Fees	1,455,367	754,196	68,038
Administrative Expenses (comprised of professional fees, administrative and accounting fees and other expenses)	435,256	410,098	130,382
Interest Expense	0	3,273	0
Net Realized Gains (Losses) on Closed Positions	(3,363,824)	7,962,782	202,201
Change in Net Unrealized Gains (Losses) in Open Positions	(589,789)	62,891	281,684
Incentive Allocation, net of waiver	0	1,106,221	40,669
Net Income (Loss) after General Partner incentive allocation	$(8,738,263)	$4,613,764	$186,585
Net Income (Loss) after General Partner incentive allocation Per Unit:
Investor Class	$(222.04)	$237.74	$7.29
Institutional Class – Series 1	$(202.27)	$308.40	$27.04
Institutional Class - Series 2	$(158.55)	$278.08	$19.47
Institutional Class – General Partner - Series 3	$(694.14)	$3,470.49	$91.02

	As of December 31,
Financial Condition Data:	2009	2008	2007

Limited Partners' Capital (Investor Class)	$38,976,534	$34,232,682	$4,339,665
Limited Partners' Capital (Institutional Class, Series 1)	1,689,632	2,075,754	1,638,843
Limited Partners' Capital (Institutional Class, Series 2)	1,539,004	589,829	43,279
General Partner's Capital (Institutional Class, Series 3)	729,101	835,858	617,805

Partners' Capital (Net Asset Value)	$42,934,271	$37,734,123	$6,639,592

Total Assets	$43,896,846	$43,146,903	$7,183,968

Net Asset Value per Unit (Investor Class)	$1,012.75	$1,245.03	$1007.29
Investor Class Units Outstanding	38,486	27,495	4,308

Net Asset Value per Unit (Inst. Class, Series 1)	$1,131.35	$1,335.44	$1,027.049
Inst. Class, Series 1 Units Outstanding	1,493	1,554	1,596

Net Asset Value per Unit (Inst. Class, Series 2)	$1,088.86	$1,297.55	$1,019.47
Inst. Class, Series 2 Units Outstanding	1,413	455	42

Net Asset Value per Unit (Inst. Class, GP, Series 3)	$3,868.49	$4,561.51	$1,091.03
Inst. Class, GP, Series 3 Units Outstanding	188	183	566

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

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. At current interest rate levels,  the Partnership is expected to earn an effective annual income of  0.3% of net assets.  Accordingly, the Investor Class would need to generate trading income of 11.3% over a year to break even and the Institutional Class would need to generate trading income of 8.3% over a year to break even. The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. The General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership's behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor's trading program. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

Currently the assets of the Partnership are allocated for trading in Commodity Interests entirely to the Global Directional Portfolio, a proprietary quantitative trading strategy developed and operated by WIC.

Limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of approximately 0.583% of the net asset value of the Partnership as of the beginning of each month (a 7.0% annual rate). The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such limited partnership interests will be reduced accordingly. The General Partner pays from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2009, ADMIS and NUSA are the clearing brokers for the Partnership.

Result of Operations

Comparison of the Fiscal Years Ended December 31, 2009 and 2008.

As of December 31, 2009, total partners' capital (net asset value) of the Partnership was $42,934,271 compared to its net asset value of $37,743,123 at December 31, 2008. The Partnership's 2009 subscriptions and redemptions totaled $19,579,953 and $5,641,542 respectively, compared to $28,159,170 and $2,784,624 respectively, in 2008.

For the year ended December 31, 2009, the Partnership had net realized and unrealized trading losses of $(3,953,613) and $76,326 in interest income. For that same period, the Partnership had expenses comprised of $2,970,353 in brokerage commissions including clearing and exchange fees, $1,455,367 in management fees, $247,764 in professional fees, and $187,492 in accounting, administrative fees and other expenses. After paying the General Partner’s incentive allocation of $0 the Partnership recorded a net loss of $(8,738,263) for the year ended December 31, 2009.

Interest income decreased to $76,326 from $435,099 in 2008 primarily due to declining interest rates through 2009. Brokerage commissions increased to $2,970,353 from $1,576,493 in 2008 primarily due to an increase in assets under management.  Management fees are charged as a percentage of the net assets and increased to $1,455,367 from $754,196 in 2008 as assets under management increased. Accounting, administrative fees and other expenses increased to $187,492 from $158,041 in 2008 as a result of an increase in administrative and accounting fees and other expenses.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $1,738,093. In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $1,618,233. In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $178,323. In April 2009, the Partnership had a loss. The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone. The Partnership recorded a net loss of $2,590,484. In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943. In June 2009, the Partnership had a small loss. The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold. The Partnership recorded a net loss of $931,554. In July 2009, the Partnership was unprofitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil.. The Partnership recorded a net loss of $1,493,647. In August 2009, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar;. the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $528,290. In September 2009, trading was unprofitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net loss of $527,770.   In October 2009, the Partnership was unprofitable. The Partnership had losses in Japanese, European and US long-term fixed income markets, the Japanese Yen and aluminum; the Partnership had gains in short-term US fixed income markets, the Euro, the Australian Dollar and copper.  The Partnership recorded a net loss of $1,371,480. In November 2009, trading was profitable as the Partnership had gains in US fixed income markets, gold, copper and soybeans; the Partnership had losses in nickel,  Japanese fixed income markets and the Japanese Yen, Canadian Dollar and Swiss Franc.  The Partnership recorded a net gain of $2,562,709. In December 2009, trading was unprofitable. The Partnership had losses in US and European fixed income markets, gold, crude oil and gasoline; the Partnership had gains in base metals, the Japanese Yen and Swiss Franc.  The Partnership recorded a net loss of $2,623,621.

In January 2008, the Partnership was profitable. The Partnership earned profits trading in US and Japanese fixed income instruments, gold, and the New Zealand dollar; the Partnership generated losses in the Japanese Yen, Swiss Franc, crude oil and gasoline. The Partnership recorded a net gain of $374,283. In February 2008, trading was profitable as the Partnership had gains in natural gas, the Australian Dollar, soybeans, aluminum, crude oil and copper; the Partnership generated losses in US fixed income instruments, the Swiss Franc, the Canadian Dollar and US stock indices. The Partnership recorded a net gain of $766,795. In March 2008, trading was slightly profitable. The Partnership had gains in Japanese fixed income instruments, the Euro, the Japanese Yen and natural gas; the Partnership had losses in soybeans, European fixed income instruments, US stock indices and sugar. The Partnership recorded a net gain of $86,786. In April 2008, the Partnership had a small loss. The Partnership had losses in Japanese and US fixed income instruments, cattle, the Japanese Yen, US stock indices, aluminum and the New Zealand dollar; the Partnership generated gains in crude oil natural gas, RBOB gasoline European fixed income instruments and the Swiss Franc. The Partnership recorded a net loss of $146,554. In May 2008, trading was profitable as the Partnership had gains in nickel, heating oil, crude oil, natural gas, RBOB gasoline, and European fixed income instruments; the Partnership generated losses in US stock indices, the Eurodollar, the British Pound and gold. The Partnership recorded a net gain of $1,091,702 In June 2008, trading was profitable. The Partnership had gains in corn, European fixed income instruments, natural gas, US stock indices, soybeans and tin; the Partnership had losses in US fixed income instruments, Asian stock indices and the New Zealand Dollar. The Partnership recorded a net gain of $925,163. In July 2008, the Partnership was unprofitable. The Partnership had losses in crude oil, the Euro Bund, corn, aluminum and natural gas; the Partnership had gains in nickel, the Swiss Franc, the Mexican Peso and US and global stock indices. The Partnership recorded a net loss of $2,124,937. In August 2008, trading was unprofitable as the Partnership had losses in the Australian Dollar, Norwegian Kroner, the New Zealand Dollar, aluminum, tin and soybeans; the Partnership had gains in the Swiss Franc, Japanese and US fixed income instruments, non-US stock indices and natural gas. The Partnership recorded a net loss of $1,674,661. In September 2008, trading was profitable. The Partnership had gains in nickel, Canadian and UK stock indices, and the Euro; the Partnership had losses in UK fixed income instruments, tin and Asian stock indices. The Partnership recorded a net gain of $1,217,537. In October 2008, trading was profitable.  The Partnership had gains in US and European stock indices European fixed income markets, the Japanese Yen and the Euro Currency; the Partnership had losses in October 2008 in US fixed income markets, tin, and Canadian and Singaporean stock indices. The Partnership recorded a net gain of $1,405,468 in October 2008.  In November 2008, trading was profitable. The Partnership had gains in US and European fixed income markets, aluminum and Canadian and Japanese stock indices. The Partnership had losses in the Taiwan stock index, lead, the NASDAQ stock index and tin. The Partnership recorded a net gain of $2,284,843 in November 2008.  In December 2008, trading was profitable. The Partnership had gains in US and European fixed income markets, aluminum and copper. The Partnership had losses in lead tin, and several non-US stock indices. The Partnership recorded a net gain of $1,523,560 in December 2008.

The net asset value per Investor Class Unit at December 31, 2009 decreased 18.66% from $1,245.03 at December 31, 2008 to $1,012.75 at December 31, 2009. The net asset value per Institutional Class Unit, Series 1 at December 31, 2009 decreased 15.28% from $1,335.44 at December 31, 2008 to $1,131.35 at December 31, 2009. The net asset value per Institutional Class Unit, Series 2 at December 31, 2009 decreased 16.08% from $1,297.55 at December 31, 2008 to $1,088.86 at December 31, 2009. The net asset value per Institutional Class Unit, General Partner, Series 3 at December 31, 2009 decreased 15.28% from $4,561.51 at December 31, 2008 to $3,868.49 at December 31, 2009.

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

Contractual Obligations and Commercial Commitments

In the ordinary course of business, the Partnership enters into contracts with third parties, pursuant to which the third parties provide services to or on behalf of the Partnership. Purchase obligations represent executory contracts, which are either non-cancelable or cancelable with a penalty. At December 31, 2010, the Partnership's purchase obligations and commitments primarily reflect management agreements.

2010 and hereafter (1)
(Dollar amounts in thousands)

Management Fees (General Partner) (2)	$407
Brokerage Commissions (2)	$2,901
Management Fees (Advisor) (2)	$971
Total Commitments	$4,279

(1) Pursuant to the Limited Partnership Agreement of the Partnership, the Partnership shall end upon withdrawal, insolvency or dissolution of the General Partner or a decline of greater than fifty percent of the net assets of the Partnership as defined in the Agreement, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. The amounts represent per year commitments for 2009 and thereafter.
(2) Estimated fees based on net assets of the Partnership as of December 31, 2009. Investor Class partnership interests pay an annual brokerage commission of 7.0% of net asset value. Institutional Class limited partnership interests pay an annual brokerage commission of 4.0% of net asset value.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the Partnership's financial statements.  The Partnership's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2009, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2009 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

●	The prices of the Partnership's interest rate positions resulting from a 10% change in interest rates.
●	The U.S. dollar equivalent balances of the Partnership's currency exposures due to a 10% shift in currency exchange rates.
●	The market value of the Partnership's commodity instruments due to a 10% change in the price of the instruments.

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2009.

The potential loss in earnings for each market risk exposure as of December 31, 2009 was:

Currency exchange rate risk	$245,963

Commodity price risk	$713,147

Interest rate risk	$362,366

ITEM 8. Financial Statements and Supplementary Data

The Partnership's financial statements, together with the report of the independent registered public accounting firm thereon, appear on pages F-1 through F-15 hereof.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below:

2009:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	(1,112,635)	(1,225,447)	(1,211,552)	(1,235,016)
Total trading profits (losses)	(2,422,014)	(1,052,648)	(281,575)	(197,376)
Net income/ (loss)	(3,534,649)	(2,278,095)	(1,493,127)	(1,432,392)
Net income (loss) per Unit
Investor Class	(102.47)	(58.48)	(37.07)	(34.26)
Institutional Class, Series 1	(97.33)	(51.33)	(28.92)	(26.51)
Institutional Class, Series 2	(97.13	(52.74)	(30.60)	(28.22)
Institutional Class, GP, Series 3	(332.80)	(175.52)	(98.90)	(90.65)
2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net investment loss	(225,883)	(586,596)	(697,630)	(795,579)
Total trading profits (losses)	1,453,747	2,456,907	(1,884,431)	5,999,450
Net income/ (loss)	1,227,864	1,870,311	(2,582,061)	5,203,871

Net income (loss) per unit:
Investor Class	116.01	59.15	(105.44)	168.02
Institutional Class, Series 1	135.21	76.90	(98.58)	194.87
Institutional Class, Series 2	125.57	68.81	(99.61)	183.30
Institutional Class, GP, Series 3	557.2	963.74	(207.78)	2,162.18

There were no extraordinary, unusual or infrequently occurring items recognized in any quarter reported above, and the Partnership has not disposed of any segments of its business.  There have been no year end adjustments that are material to the results of any fiscal quarter reported above

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

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

Based upon that evaluation, the General Partner has concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in the Partnership's internal controls during the fourth quarter of 2009 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2009. Based upon that evaluation, the General Partner has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2009. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management's annual report does not include an attestation report of the Partnership's independent, registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B. Other Information

Not applicable.
PART III
ITEM 10. Directors and Executive Officers

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. The General Partner was incorporated as a Delaware corporation incorporated in January 1990, is and has been registered with the CFTC as a CPO since August 8, 1995; as a CTA since January 12, 1990, and as an introducing broker since May 8, 1995. The General Partner is a member of the NFA.

Robert L. Lerner, age 53, is the principal of the General Partner. Mr. Lerner has been a shareholder, director and president of the General Partner since he formed the General Partner on January 4, 1990. Mr. Lerner was the sole general partner and CPO of the Partnership since its inception until November 1995, at which time he transferred and assigned his general partnership interest to the General Partner, and had been individually registered with the CFTC as a CPO and a CTA since October 1984. Mr. Lerner is currently registered as a principal and an associated person of the General Partner. Mr. Lerner had been a sole proprietor providing consulting and marketing services to CTAs from January 1992 to January 1996, at which time he transferred his operations to the General Partner which continues to provide such services. From January 2003 through September 30, 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management firm. From 2001 until forming WoodAllen Capital, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an international investment advisory firm he co-founded. From May 1988 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors. From July 1985 to May 1988, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading commodity trading advisory firm, that is now a unit of Goldman Sachs Asset Management. Mr. Lerner also has practiced commodities and securities law. Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

The General Partner has selected Welton Investment Corporation as the Partnership's trading advisor. The principals and certain officers of the Advisor are as follows:

Patrick Welton, Chief Executive Officer, Co-Founder, Age 49. Dr. Welton oversees all internal departments, with an emphasis on trading and risk management. WIC’s trading and research efforts. Dr. Welton is also principal and president of Welton Global Funds Management Corporation. He has been active in futures, options, and equities market research since 1981 and was a member of NFA’s Board of Director from 1997-2000. Dr. Welton has spoken at conferences, authored articles, participated in panel presentations and served on committees for the Managed Funds Association (“MFA”) and the NFA. He is also an investment committee member of a California pension plan and an endowment. Dr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University, respectively. He has been with WIC and has been Chief Executive Officer and Chairman since November 1988.

Annette Welton, Chair, Board of Directors, Co-Founder, Age 49. Mrs. Welton is also principal and secretary of Welton Global Funds Management Corporation.  Mrs. Welton chairs the Board of Directors.  She also serves in an oversight role to key management functions and in strategic planning for the firm.  She formerly served as Chief Operating Officer before that office was transformed into separate offices for superior redundancy and to conform to the highest standards for internal controls.   Mrs. Welton served in the MFA’s Public Relations and Trading and Markets Committees, as well as on the NFA’s Nominating Committee. She holds a BS from UCLA. She has been with WIC and has been Chief Operating Officer and Chief Financial Officer since November 1988.

Brent Hankins, CAIA, Senior Portfolio Manager & Chief of Trading Operations, Age 39. Mr. Hankin’s primary responsibilities include portfolio management, research and development of trading strategies and oversight of the WIC’s trading operations. He began his career as a Trading Associate with WIC in 1993. Mr. Hankins holds a BS in Agricultural Business from California Polytechnic University at San Luis Obispo. He has been with WIC since January 1993 and Senior Portfolio Manager since February 2000.

David Nowlin, Chief Compliance Officer & Middle Office Risk Oversight, Age 49. Mr. Nowlin oversees all aspects of WIC’s corporate and regulatory compliance along with the administrative operations. Previously, he worked as an Associate with the firms formerly known as Price Waterhouse and Dean Witter Reynolds. Mr. Nowlin earned an MBA from Santa Clara University and a BA from Westmont College. He has been with WIC since June 1993 and has been Chief Compliance Officer since February 2000.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.01 to the Form 10-K for the fiscal year ended December 31, 2008.

ITEM 11. Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See "Business -- Fees and Expenses."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2009, approximately 41,581.3784 Partnership Units were held by 538 Limited Partners and the General Partner. As of December 31, 2009 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2009, the General Partner owned $729,101 of general partner interests in the Company, or 188.4717 Partnership Units, representing approximately 0.45% of the total outstanding Partnership Units, and also beneficially owned 447.5856 Limited Partnership Units. The General Partner is owned entirely by Robert L. Lerner and trusts for the benefit of him and his family.

ITEM 13. Certain Relationships and Related Transactions

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See "Business - Fees and Expenses. For the years ended December 31, 2009, December 31, 2008 and the period August 1, 2007 (commencement of operations) to December 31, 2007, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $413,206, $186,832 and $12,088, respectively. For the years ended December 31, 2009, December 31, 2008 and the period August 1, 2007 (commencement of operations) to December 31, 2007, the General Partner received net brokerage commissions of  $2,466,507, $1,295,226 and $134,194 respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 7.0% annually of the net asset value of the Investor Class Interests and 4.0% annually of the Institutional Class Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers.

ITEM 14. Principal Accountant Fees and Services

Fees Incurred by the Partnership for services provided by Deloitte & Touche LLP and its affiliates.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Deloitte & Touche LLP and its affiliates for 2009 and 2008

	2009	2008

Audit Fees (1)	$158.5	$133.5

Audit-Related Fees	-	26.5

Tax Fees (2)		52.5

All Other Fees	-
	$158.5	$212.5

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
(2) For 2009 and 2008, respectively, tax fees principally included tax compliance fees.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Documents Filed as a Part of This Report.

1.           See the Table of Contents to Financial Statements on page F-2, which is incorporated herein by reference.

2.           See the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, RFMC Global Directional Fund, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFMC GLOBAL DIRECTIONAL FUND, L.P.
By: Ruvane Fund Management Corporation
Its: General Partner

By: /s/ Robert L. Lerner

Robert L. Lerner, President, Principal Executive Officer
  and Principal Financial Officer
Date: March 31, 2010

INDEX TO EXHIBITS

Exhibit Number Item Description

3.1	Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

3.2	Form of Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

10.1	Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

14.1	General Partner Code of Ethics (Filed as Exhibit 14.1 to Partnership Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference)

31.1	Rule 13a-14(a)/13d-14(a) Certifications

32.1	Section 1350 Certification

RFMC GLOBAL DIRECTIONAL FUND, LP

FINANCIAL STATEMENTS

As of December 31, 2009 and 2008
and for the Years Ended December 31, 2009 and 2008
and for the Period August 1, 2007 (commencement
of operations) to December 31, 2007

RFMC GLOBAL DIRECTIONAL FUND, LP

______________________

TABLE OF CONTENTS

______________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:
Statements of Financial Condition as of December 31, 2009 and 2008
Condensed Schedules of Investments as of December 31, 2009 and 2008
Statements of Income (Loss) and General Partner Incentive Allocation for the Years Ended December 31, 2009 and 2008 and for the Period August 1, 2007 (commencement of operations) to December 31, 2007

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2009 and 2008 and for the Period August 1, 2007 (commencement of operations) to December 31, 2007

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Global Directional Fund, LP:

We have audited the accompanying statements of financial condition of RFMC Global Directional Fund, LP (the "Partnership"), including the condensed schedules of investments, as of December 31, 2009 and 2008, and the related statements of income (loss) and general partner incentive allocation and changes in partners' capital (net asset value) for each of the two years in the period ended December 31, 2009 and for the period from August 1, 2007 (commencement of operations) through December 31, 2007. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFMC Global Directional Fund, LP as of December 31, 2009 and  2008, and the results of its operations and changes in its partners’ capital (net asset value) for each of the two years in the period ended December 31, 2009 and for the period from August 1, 2007 (commencement of operations) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Princeton, NJ
March 31, 2010

RFMC GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2009 and 2008
_______________

ASSETS EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS	2009	2008

Due from brokers (including margin deposits of $5,598,001 for 2009
and $4,808,173 for 2008)	$9,186,463	$10,487,552
Net unrealized gains on open positions	353,674	344,875
Net unrealized losses on open positions	(598,888)	0
	8,941,249	10,832,127
CASH AND CASH EQUIVALENTS	34,895,928	32,280,026
DUE FROM GENERAL PARTNER	59,669	34,750
TOTAL ASSETS	$43,896,846	$43,146,903
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Prepaid subscriptions	$188,000	$3,991,980
Redemptions payable	415,464	1,084,413
Other accrued expenses	92,420	138,000
Accrued management fees	266,691	198,387
TOTAL LIABILITIES	962,575	5,412,780
PARTNERS’ CAPITAL
Limited partners – Investor Class (38,486.0252 and 27,495.4455 fully
redeemable units at December 31, 2009 and 2008, respectively)	38,976,534	34,232,682
Limited partners – Institutional Class – Series 1 (1,493.4694 and 1,554.3584
fully redeemable units at December 31, 2009 and 2008, respectively)	1,689,632	2,075,754
Limited partners – Institutional Class – Series 2 (1,413.4121 and 454.5724
fully redeemable units at December 31, 2009 and 2008, respectively)	1,539,004	589,829
General partner – Institutional Class – Series 3 (188.4717 and 183.2414
fully redeemable units at December 31, 2009 and 2008, respectively)	729,101	835,858
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	42,934,271	37,734,123
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$43,896,846	$43,146,903
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $38,976,534 and $34,232,682
and 38,486.0252 and 27,495.4455 fully redeemable units outstanding)	$1,012.75	$1,245.03
Institutional Class – Series 1 (based on Partners’ Capital of $1,689,632 and $2,075,754 and 1,493.4694 and 1,554.3584 fully redeemable units outstanding)	$1,131.35	$1,335.44
Institutional Class – Series 2 (based on Partners’ Capital of $1,539,004 and
$589,829 and 1,413.4121 and 454.5724 fully redeemable units outstanding)	$1,088.86	$1,297.55
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $729,101 and $835,858 and 188.4717 and 183.2414 fully redeemable units outstanding)	$3,868.49	$4,561.51

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2009
_______________

LONG FUTURES CONTRACTS
No of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*

		Currencies	$(236,100)	(0.550)%
		Energy	(10,161)	(0.024)%
		Grains	56,875	0.133%
		Interest rates	(392,162)	(0.913)%
		Livestock	30,240	0.070%
		Metals
119	3/17/2010- 6/16/2010	London Copper	2,305,723	5.370%
		Other	3,100,159	7.221%
		Stock indices	193,239	0.450%
		Tropical products	94,472	0.220%
		Total long futures contracts	$5,142,285	11.977%

SHORT FUTURES CONTRACTS
No of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss,) Net	% of Partners’ Capital*

		Currencies	$308,804	0.719%
		Energy	(222,390)	(0.518)%
		Interest rates	173,047	0.403%
		Metals
83	3/17/2010- 6/16/2010	London Copper	(1,569,108)	(3.655)%
		Other	(4,070,317)	(9.480)%
		Stock indices	(7,535)	(0.017)%
		Total short futures contracts	$(5,387,499)	(12,548)%
		Total futures contracts	$(245,214)	(0,571)%

*Except for London Copper, no single contract's value exceeds 5% of Partners' Capital

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2008
_______________

LONG FUTURES CONTRACTS
No of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss,) Net	% of Partners’ Capital*

		Currencies	$(117,750)	(0.312)%
		Interest rates	228,811	(0.606)%
		Metals
166	3/18/2009- 6/17/2009	London Aluminum	(2,425,077)	(6.427)%
		Other	(3,503,428)	(9.284)%
		Stock indices	5,800	0.015%
		Total long futures contracts	$(5,811,644)	(15.402)%

SHORT FUTURES CONTRACTS
No of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss, ) Net	% of Partners’ Capital*
		Energy	$(72,528)	(0.192)%
		Grains	(42,375)	0.112%
		Livestock	(14,120)	(0.037)%
		Metals
		London Aluminum	3,042,190	8.062%
217	3/18/2009- 6/17/2009	Other	3,283,190	8.701%
		Stock indices	(11,296)	(0.031)%
		Tropical products	(28,842)	(0.076)%

		Total short futures contracts	$6,156,219	16.315%
		Total futures contracts	$344,575	0.913%

*Except for London Aluminum, no single contract's value exceeds 5% of Partners' Capital

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Years Ended December 31, 2009 and 2008 and
For the Period August 1, 2007 (commencement of operations) to December 31, 2007
_______________

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period August 1, 2007 (commencement of operations) to December 31, 2007
NET INVESTMENT LOSS
Income:
Interest income	$76,326	$435,099	$77,701
Expenses:
Brokerage commissions	2,970,353	1,576,493	135,812
Management fees	1,455,367	754,196	68,038
Professional fees	247,764	252,057	100,382
Accounting, administrative fees and other expenses	187,492	158,041	30,000
Total expenses	4,860,976	2,740,787	334,232
Net investment loss	(4,784,650)	(2,305,688)	(256,531)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	(3,363,824)	7,962,782	202,101
Change in net unrealized gains (losses) on
open positions	(589,789)	62,891	281,684
Total trading profits (losses)	(3,953,613)	8,025,673	483,785
NET INCOME (LOSS)	(8,738,263)	5,719,985	227,254
Less: General Partner incentive allocation	0	1,143,997	45,451
General Partner incentive allocation waived	0	(37,776)	(4,782)
NET INCOME (LOSS) AFTER GENERAL PARTNER
INCENTIVE ALLOCATION	$(8,738,263)	$4,613,764	$186,585
NET INCOME (LOSS) AFTER GENERAL PARTNER
INCENTIVE ALLOCATION PER UNIT
Investor Class	$(222.04)	$207.13	$38.38
Institutional Class – Series 1	$(202.27)	$309.47	$27.04
Institutional Class – Series 2	$(158.55)	$283.28	$86.38
Institutional Class – General Partner – Series 3	$(694.14)	$3,303.52	$90.19

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2009 and 2008 and
For the Period August 1, 2007 (commencement of operations) to December 31, 2007

_______________

	Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

Balances at August 1, 2007(commencement
of operations)	0.0000	$0	0.0000	$0	0.0000	$0	0.0000	$0	$0
Additions	4,427.2174	4,335,000	1,595.6911	1,595,825	42.4523	40,000	604.2921	604,717	6,575,542
Redemptions	(118.9783)	(122,535)	0.0000	0	0.0000	0	(38.0304)	(40,669)	(163,204)
Net income for the period August 1,
2007(commencement of operations) to
December 31, 2007:
General partner incentive
allocation, net	-	-	-	-	-	-	-	40,669	40,669
Allocation to all partners	-	127,200	-	43,018	-	3,279	-	13,088	186,585
Balances at
December 31, 2007	4,308.2391	4,339,665	1,595.6911	1,638,843	42.4523	43,279	566.2617	617,805	6,639,592
Additions	24,558.2133	27,596,088	97.1485	109,355	368.2079	434,742	9.8300	18,985	28,159,170
Redemptions	(1,371.0069)	(1,542,112)	(95.3236)	(125,000)	-	-	(392.8503)	(1,117,512)	(2,784,624)
Transfers	-	-	(43.1576)	(53,303)	43.9122	53,303	-	-	-
Net income for the year ended
December 31, 2008:
General partner incentive
allocation, net	-	-	-	-	-	-		1,106,221	1,106,221
Allocation to all partners	-	3,839,041	-	505,859	-	58,505	-	210,359	4,613,764
Balances at
December 31, 2008	27,495.4455	34,232,682	1,554.3584	2,075,754	454.5724	589,829	183.2414	835,858	37,734,123
Additions	16,008.5494	18,296,395	95.3204	115,156	979.6365	1,146,000	5.2303	22,402	19,579,953
Redemptions	(5,017.9697)	(5,440,034)	(156.2094)	(177,550)	(20.7968)	(23,958)	-	-	(5,641,542)
Net (loss) for the year ended December 31, 2009: General partner incentive Allocation, net	-	-	-	-	-	-	-	--	-
Allocation to all partners	-	(8,112,509)	-	(323,728)	-	(172,867)	-	(129,159)	(8,738,263)
Balances at
December 31, 2009	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271

See Notes to Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008 and
For the Period August 1, 2007 (commencement of operations) to December 31, 2007
_______________

1.           PARTNERSHIP ORGANIZATION

RFMC  Global Directional Fund, LP (the "Partnership"), a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership may engage in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts.  The Partnership may also invest in entities (including other partnerships or funds) that trade commodity interests.

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

The Partnership offers two classes of limited partnership interests; the Institutional Class and the Investor Class. Commission charges, General Partner management fees and incentive allocations to the General Partner will differ between Classes and/or Series, but in all other respects the Institutional Class interests and the Investor Class interests will be identical. The Institutional Class and Investor Class interests will also be traded pursuant to the same trading program and at the same Trading Level (as defined in the
Agreement).

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

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification™ (“ASC” or “the Codification”) as the single source of U.S. generally accepted accounting principles (“U.S. GAAP”) for interim and annual periods ending after September 15, 2009.  The Codification did not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized database.  With the Codification, FASB also established one level of authoritative GAAP, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows (standards formerly established under FASB Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

B.         Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures (standards formerly established under FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” or “FAS No. 157”).  At December 31, 2009 and 2008, the Partnership had investments in money market mutual funds of $32,908,933 and $27,299,398, respectively.  Interest received on cash deposits and dividends received from money market funds are included as interest income and recognized on an accrual basis.

C.         Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at December 31, 2009 and 2008 consisted of cash on deposit with the brokers of $9,186,463 and $10,487,552, respectively.  The Partnership is subject to credit risk to the extent that any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.         Investments in Commodity Futures Contracts

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Statements of Income (Loss) and General Partner Incentive Allocation.

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open positions” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open positions” in the Statements of Financial Condition.  The net unrealized gains on open positions from one broker are not offset against net unrealized losses on open positions from another broker in the Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open positions.”

E.         Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of up to 7%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the years ended December 31, 2009 and 2008 and the period August 1, 2007 (commencement of operations) to December 31, 2007, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4% annual rate).

In addition to any applicable selling agent fees, the General Partner also paid from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading. The Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  For the years ended December 31, 2009 and 2008 and for the period ended December 31, 2007, such execution costs totaled $785, $5,699 and $1,863, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$2,812,334	$1,459,360	$97,456
Institutional Class – Series 1	77,137	76,373	26,994
Institutional Class – Series 2	50,209	9,621	643
Institutional Class – General Partner – Series 3	30,673	31,139	10,719

Total	$2,970,353	$1,576,493	$135,812

As of December 31, 2009 and 2008, $59,669 and $34,750, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

G.           Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the year ended December 31, 2009, the General Partner earned no incentive allocation.  The General Partner waived a portion of its incentive allocation from Institutional Class – Series 1 and Series 3 interests for the year ended December 31, 2008 and for the period ended December 31, 2007.  The General Partner incentive allocation, net of waived amounts for the year ended December 31, 2008 and for the year ended December 31, 2007 were as follows:

	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$980,109	$27,470
Institutional Class – Series 1	81,358	9,765
Institutional Class – Series 2	11,235	403
Institutional Class – General Partner – Series 3	33,519	3,031

Total	$1,106,221	$40,669

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.           Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the respective class  (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner.  Institutional Class – Series 1 and Series 3 interests are not assessed a management fee by the General Partner.  The management fees earned by the General Partner were as follows:

	Year Ended December 31, 2009	Year Ended December 31,2008	Period Ended December 31, 2007
Investor Class	$401,542	$184,756	$11,949
Institutional Class – Series 2	11,664	2,076	139

Total	$413,206	$186,832	$12,088

As of December 31, 2009 and 2008, no management fees were due to the General Partner.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to ¼ of 2% (2% per year) of the month-end Trading Level for each month during such quarter.  Trading level shall mean the Partnership’s net assets managed by the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  The leverage ratio is 1.2 times the net assets of the Partnership.  As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets.  The management fees earned by the Advisor were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Investor Class	$948,804	$497,527	$33,303
Institutional Class – Series 1	45,495	45,507	15,943
Institutional Class – Series 2	29,773	5,776	384
Institutional Class – General Partner – Series 3	18,089	18,554	6,320

Total	$1,042,161	$567,364	$55,950

 As of December 31, 2009 and 2008, $266,691 and $198,387, respectively, was due to the Advisor for management fees.

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

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken according to provisions within ASC Topic 740, Income Taxes (such provisions formerly established pursuant to FASB Interpretation No. 48 entitled “Accounting For Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”).  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

The Partnership files U.S. federal and state tax returns.  The 2007 through 2009 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

M.       Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net realized gains (losses) on closed positions” in the Statements of Income (Loss) and General Partner Incentive Allocation, and totaled $116,784, $(56,482) and $2,518 for the years ended December 31, 2009 and 2008 and for the period August 1, 2007 (commencement of operations) to December 31, 2007, respectively.

N.        Recently Issued Accounting Pronouncement

On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The application of ASU 2010-06 is required for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are required for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  At this time, the Partnership’s management is evaluating the implications of ASU 2010-06.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$(245,214)	$(245,214)	N/A	N/A
Money market mutual funds	32,908,933	32,908,933	N/A	N/A
Total Fair Value	$32,663,719	$32,663,719

	As of December 31, 2008
	Total	Level 1	Level 2	Level 3
Futures contracts	$344,575	$344,575	N/A	N/A
Money market mutual funds	27,299,398	27,299,398	N/A	N/A
Total Fair Value	$27,643,973	$27,643,973

4.           DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates, stock indices and a wide range of commodities, including energy and metals (collectively, “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging (formerly defined under FASB Statement of Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133” or “FAS No. 161”).

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as either “Net unrealized gains on open positions” or “Net unrealized losses on open positions.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$441,124	$(368,420)	$72,704
Energy	80,967	(313,518)	(232,551)
Grains	64,663	(7,788)	56,875
Interest rates	275,595	(494,710)	(219,115)
Livestock	31,640	(1,400)	30,240
Metals	5,943,252	(6,176,795)	(233,543)
Stock indices	222,236	(36,532)	185,704
Tropical products	125,845	(31,373)	94,472

Totals	$7,185,322	$(7,430,536)	$(245,214)

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results for the year ended December 31, 2009 and information related to volume of the Partnership’s derivative activity for the year then ended by market sector were as follows:

	For the year ended December 31, 2009
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Round Turn
	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Currencies	$882,442	$190,454	$1,072,896	7,896
Energy	(513,414)	(160,023)	(673,437)	6,066
Grains	(208,750)	99,250	(109,500)	2,432
Interest rates	(2,873,487)	(447,926)	(3,321,413)	25,678
Livestock	250,970	44,360	295,330	2,998
Metals	267,219	(630,418)	(363,199)	3,976
Stock indices	(1,203,301)	191,200	(1,012,101)	44,764
Tropical products	34,497	123,314	157,811	3,404

Total	$(3,363,824)	$(589,789)	$(3,953,613)	97,214

A.       Market Risk

Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition.  The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of December 31, 2009 and December 31, 2008, the latest maturity dates for open contracts are December 2010 and December 2009, respectively.

C.        Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  Any credit risk due to counterparty nonperformance associated with these instruments is reflected in the “Net unrealized gains on open positions” and "Net unrealized losses on open positions", included in the Statements of Financial Condition.  The Partnership’s counterparties are major brokerage firms and banks located in the United States, or their foreign affiliates.

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

5.          FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2009 and 2008 and for the period August 1, 2007 (commencement of operations) to December 31, 2007.  This information has been derived from information presented in the financial statements.

	Year Ended December 31, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2

Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$1,245.03	$1,335.44	$1,297.55

Income (loss) from operations
Net investment loss	(122.87)	(86.32)	(93.78)
Net trading (losses)	(109.41)	(117.77)	(114.91)

Net (loss)	(232.28)	(204.09)	(208.69)

Net Asset Value, End of the year	$1,012.75	$1,131.35	$1,088.86

Total Return(1)	(18.66)%	(15.28)%	(16.08)%

Supplemental Data

Ratios to average net asset value
Expenses	11.91%	7.58%	8.87%

Net investment loss	(11.61)%	(7.27)%	(8.60)%

	Year Ended December 31, 2008

	Investor Class	Institutional Class Series – 1		Institutional Class Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, Beginning of the year	$1,007.29	$1,027.04		$1,019.47
Income (loss) from operations
Net investment loss	(167.23)	(123.22)		(138.74)
Net trading profits	404.97	431.62		416.82
Net income	237.74	308.40		278.08
Net Asset Value, End of the year	$1,245.03	$1,335.44		$1,297.55
Total Return(1)	23.60%	30.03%		27.28%
Total Return (prior to incentive allocation)(2)	28.85%	34.87%		32.61%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive allocation	12.70%	8.28%		9.25%
Incentive allocation	4.98%	4.29	% (6)	4.82%
Total expenses	17.68%	12.57%		14.07%
Net investment loss (3)	(10.76)%	(6.33)%		(7.48)%

	Period from August 1, 2007 (commencement of operations) to December 31, 2007
	Investor Class	Institutional Class Series - 1		Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,000.00	$1,000.00		$1,000.00
Income (loss) from operations
Net investment loss	(60.93)	(42.35)		(50.85)
Net trading profits	68.22	69.39		70.32
Net income	7.29	27.04		19.47
Net Asset Value, End of the period	$1,007.29	$1,027.04		$1,019.47
Total Return(1), (5)	0.73%	2.70%		1.95%
Total Return (prior to incentive allocation)(2), (5)	1.56%	3.32%		3.01%
Supplemental Data
Ratios to average net asset value
Expenses prior to incentive allocation(4)	14.54%	9.54%		11.25%
Incentive allocation(5)	0.90%	0.61	%(6)	1.14%
Total expenses	15.44%	10.15%		12.39%
Net investment loss(3), (4)	(10.96)%	(6.14)%		(7.66)%

    Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.
_________________
(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)	Total return (prior to incentive allocation) is derived as net income per unit and adding back incentive allocation per unit divided by the opening net asset value per unit.
(3)           Net investment loss ratio excludes the effects of incentive allocations.
(4)
Annualized, except that certain non-recurring expenses, such as professional fees, were not annualized for purposes of computing the ratios of expenses prior to incentive allocation and net investment loss to average net assets.  Each Class and/or Series of interests commenced operations on August 1, 2007.

(5)           Not annualized.
(6)	Net of 1.34% and 0.30% effect of waiver of incentive allocations during the year ended December 31, 2008 and the period ended December 31, 2007, respectively.
*  *  *  *  *