Form 10-Q
period 2010-03-31
RFMC Global Directional Fund LP
filed 2010-05-17
CIK 1409834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

RFMC GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2010 (Unaudited) and December 31, 2009
_______________

	March 31, 2010	December 31, 2009
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $6,385,335 for 2010 and $5,598,001 for 2009)	$10,623,040	$9,186,463
Net unrealized gains on open positions	1,023,909	353,674
Net unrealized losses on open positions	0	(598,888)
	11,646,949	8,941,249
CASH AND CASH EQUIVALENTS	29,844,452	34,895,928
DUE FROM GENERAL PARTNER	68,819	59,669
TOTAL ASSETS	$41,560,220	$43,896,846
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$195,000	$188,000
Redemptions payable	916,284	415,464
Other accrued expenses	70,393	92,420
Accrued management fees	246,024	266,691
TOTAL LIABILITIES	1,427,701	962,575
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (37,002.4470 and 38,486.0252 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	36,332,387	38,976,534
Limited partners – Institutional Class – Series 1 (1,501.0487 and 1,493.4694 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	1,663,469	1,689,632
Limited partners – Institutional Class – Series 2 (1,333.0743 and 1,413.4121 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	1,417,934	1,539,004
General partner – Institutional Class – Series 3 (189.6706 and 188.4717 fully redeemable units at March 31, 2010 and December 31, 2009, respectively)	718,729	729,101
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	40,132,519	42,934,271
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$41,560,220	$43,896,846
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $36,332,387 and $38,976,534 and 37,002.4470 and 38,486.0252 fully redeemable units outstanding)	$981.89	$1,012.75
Institutional Class – Series 1 (based on Partners’ Capital of $1,663,469 and $1,689,632 and 1,501.0487 and 1,493.4694 fully redeemable units outstanding)	$1,108.20	$1,131.35
Institutional Class – Series 2 (based on Partners’ Capital of $1,417,934 and $1,539,004 and 1,333.0743 and 1,413.4121 fully redeemable units outstanding)	$1,063.66	$1,088.86
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $718,729 and $729,101 and 189.6706 and 188.4717 fully redeemable units outstanding)	$3,789.35	$3,868.49

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2010 (Unaudited)
_______________

LONG FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$181,466	0.452%
		Energy	348,654	0.869%
		Grains	(7,738)	(0.019)%
		Interest rates	(265,922)	(0.663)%
		Livestock	212,530	0.530%
		Metals
131	6/16/10 – 9/15/10	London Nickel	4,270,272	10.640%
		Other	3,025,334	7.538%
		Stock indices	289,618	0.722%
		Tropical products	1,956	0.005%
		Total long futures contracts	$8,056,170	20.074%

SHORT FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$46,773	0.117%
		Energy	(74,780)	(0.186)%
		Grains	9,063	0.023%
		Metals
101	6/16/10 – 9/15/10	London Nickel	(3,670,051)	(9.147)%
		Other	(3,345,141)	(8.335)%
		Stock indices	1,875	0.005%
		Total short futures contracts	$(7,032,261)	(17.523)%
		Total futures contracts	$1,023,909	2.551%

*Except for London Nickel, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2009
_______________

LONG FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	(236,100)	(0.550)%
		Energy	(10,161)	(0.024)%
		Grains	56,875	0.133%
		Interest rates	(392,162)	(0.913)%
		Livestock	30,240	0.070%
		Metals
119	3/17/10 – 6/16/10	London Copper	2,305,723	5.370%
		Other	3,100,159	7.221%
		Stock indices	193,239	0.450%
		Tropical products	94,472	0.220%
		Total long futures contracts	$5,142,285	11.977%

SHORT FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$308,804	0.719%
		Energy	(222,390)	(0.518)%
		Interest rates	173,047	0.403%
		Metals
83	3/17/10 – 6/16/10	London Copper	(1,569,108)	(3.655)%
		Other	(4,070,317)	(9.480)%
		Stock indices	(7,535)	(0.017)%
		Total short futures contracts	$(5,387,499)	(12.548)%
		Total futures contracts	$(245,214)	(0.571)%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND
GENERAL PARTNER INCENTIVE ALLOCATION
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_______________

	Three Months Ended March 31,
	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$3,881	$40,816
Expenses:
Brokerage commissions	682,981	725,751
Management fees	347,820	345,859
Professional fees	53,243	62,006
Accounting, administrative fees and other expenses	45,261	19,835
Total expenses	1,129,305	1,153,451
Net investment (loss)	(1,125,424)	(1,112,635)

TRADING (LOSSES)
Profits (losses) on trading of commodity futures: Net realized (losses) on closed positions	(1,465,052)	(3,596,985)
Change in net unrealized gains (losses) on open positions	1,269,123	1,174,971
Total trading (losses)	(195,929)	(2,422,014)
NET (LOSS)	(1,321,353)	(3,534,649)
Less: General Partner incentive allocation	0	0
NET (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION	$(1,321,353)	$(3,534,649)

NET (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION PER UNIT (based on weighted average number of units outstanding during the period)
Investor Class	$(32.63)	$(99.24)
Institutional Class – Series 1	$(22.92)	$(97.24)
Institutional Class – Series 2	$(29.89)	$(70.70)
Institutional Class – General Partner – Series 3	$(78.16)	$(332.37)

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_______________

			Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2010	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	1,399.7728	1,326,112	7.5793	8,148	10.0606	10,000	1.1989	4,407	1,348,667
Redemptions	(2,883.3510)	(2,738,515)	-	-	(90.3984)	(90,551)	-	-	(2,829,066)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(1,231,744)	-	(34,311)	-	(40,519)	-	(14,779)	(1,321,353)
Balances at March 31, 2010	37,002.4470	$36,332,387	1,501.0487	$1,663,469	1,333.0743	$1,417,934	189.6706	$718,729	$40,132,519

			Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2009	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$589,829	183.2414	$835,858	$37,734,123
Additions	8,623.0129	10,330,366	8.3277	10,700	585.1147	705,000	1.2740	6,472	11,052,538
Redemptions	(1,218.6515)	(1,412,981)	-	-	-	-	-	-	(1,412,981)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(3,275,037)	-	(151,673)	-	(46,766)	-	(61,173)	(3,534,649)
Balances at March 31, 2009	34,899.8069	$39,875,030	1,562.6861	$1,934,781	1,039.6871	$1,248,063	184.5154	$781,157	$43,839,031

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)
_______________

1.           BASIS OF PRESENTATION

The interim condensed financial statements of RFMC Global Directional Fund, LP (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

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

3.              SIGNIFICANT ACCOUNTING POLICIES

A.        Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.            Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At March 31, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $28,714,567 and $32,908,933, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.           Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2010 and December 31, 2009 consisted of cash on deposit with brokers of $10,623,040 and $9,186,463, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.           Investments in Commodity Futures Contracts

Investments in commodity futures contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open positions” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open positions” in the Condensed Statements of Financial Condition.  The net unrealized gains on open positions from one broker are not offset against net unrealized losses on open positions from another broker in the Condensed Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open positions.”

E.           Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the periods ended March 31, 2010 and 2009, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Such execution costs totaled $2,903 and $377 for the three months ended March 31, 2010 and 2009, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Three Months Ended March 31,
	2010	2009
Investor Class	$645,517	$689,392
Institutional Class – Series 1	16,222	20,082
Institutional Class – Series 2	14,236	8,175
Institutional Class – General Partner – Series 3	7,006	8,102
Total	$682,981	$725,751

For the three months ended March 31, 2010 and 2009, the General Partner received brokerage commissions of $513,274 and $614,656, respectively, from the Partnership.  As of March 31, 2010 and December 31, 2009, $68,819 and $59,669, respectively, were due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

G.           Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three month period ended March 31, 2010 and 2009, the General Partner earned no incentive allocations.

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.           Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner.  Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner.  For the three months ended March 31, 2010 and 2009, management fees earned by the General Partner were as follows:

	Three Months Ended March 31,
	2010	2009
Investor Class	$97,949	$96,174
Institutional Class – Series 2	3,847	1,500
Total	$101,796	$97,674

As of March 31, 2010 and December 31, 2009, no management fees were due to the General Partner.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to ½ of 2% (2% per year) of the month-end Trading Level for each month during such quarter.  Trading level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  The leverage ratio is approximately 1.2 times the net assets of the Partnership.  As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets.  For the three months ended March 31, 2010 and 2009, management fees earned by the Advisor were as follows:

	Three Months Ended March 31,
	2010	2009
Investor Class	$223,402	$227,205
Institutional Class – Series 1	9,800	11,566
Institutional Class – Series 2	8,589	4,747
Institutional Class – General Partner – Series 3	4,233	4,667
Total	$246,024	$248,185

         As of March 31, 2010 and December 31, 2009, $246,024 and $266,691, respectively, was due to the
         Advisor for management fees.

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

The Partnership accounts for uncertainties in income tax positions taken or expected to be taken according to provisions within ASC Topics 740, Income Taxes and 835, Interest.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

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

M.       Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains resulting from the translation to U.S. dollars totaled $29,715 and $1,942 for the three months ended March 31, 2010 and 2009, respectively, and are reported as a component of “Net realized (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

N.        New Accounting Pronouncements

On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The application of ASU 2010-06 is required for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are required for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of March 31, 2010
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,023,909	$1,023,909	N/A	N/A
Money market mutual funds	28,714,567	28,714,567	N/A	N/A
Total Fair Value	$29,738,476	$29,738,476

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$(245,214)	$(245,214)	N/A	N/A
Money market mutual funds	32,908,933	32,908,933	N/A	N/A
Total Fair Value	$32,663,719	$32,663,719

5.           DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures contracts in currencies, interest rates, stock indices and a wide range of commodities, including energy and metals (collectively, “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as either “Net unrealized gains on open positions” or “Net unrealized losses on open positions.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of March 31, 2010
	Assets	Liabilities	Net
Currencies	$433,734	$(205,495)	$228,239
Energy	367,804	(93,930)	273,874
Grains	12,675	(11,350)	1,325
Interest rates	227,676	(493,598)	(265,922)
Livestock	237,190	(24,660)	212,530
Metals	8,094,245	(7,813,831)	280,414
Stock indices	307,583	(16,090)	291,493
Tropical products	15,360	(13,404)	1,956
Total futures contracts	$9,696,267	$(8,672,358)	$1,023,909

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$441,124	(368,420)	$72,704
Energy	80,967	(313,518)	(232,551)
Grains	64,663	(7,788)	56,875
Interest rates	275,595	(494,710)	(219,115)
Livestock	31,640	(1,400)	30,240
Metals	5,943,252	(6,176,795)	(233,543)
Stock indices	222,236	(36,532)	185,704
Tropical products	125,845	(31,373)	94,472
Total futures contracts	$7,185,322	$(7,430,536)	$(245,214)

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended March 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(424,045)	$155,535	$(268,510)	2,896
Grains	(589,663)	(55,550)	(645,213)	1,600
Stock indices	(319,901)	105,789	(214,112)	9,532
Interest rates	1,248,502	(46,807)	1,201,695	9,828
Tropical products	191,362	(92,516)	98,846	1,476
Energy	(856,294)	506,425	(349,869)	2,850
Livestock	165,020	182,290	347,310	1,424
Metals	(880,033)	513,957	(366,076)	1,720
Total	$(1,465,052)	$1,269,123	$(195,929)	31,326

	For the three months ended March 31, 2009
	Net Realized Net Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(2,322,163)	$1,335,409	$(986,754)	1,712
Interest rates	(726,027)	190,407	(535,620)	3,366
Grains	(112,713)	67,738	(44,975)	136
Livestock	107,590	17,190	124,780	382
Tropical products	(132,993)	23,618	(109,375)	224
Energy	62,517	76,145	138,662	242
Metals	594,225	(759,832)	(165,607)	768
Stock indices	(1,067,421)	224,296	(843,125)	17,210
Total	$(3,596,985)	$1,174,971	$(2,422,014)	24,040

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

B.           Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of March 31, 2010 and December 31, 2009, the latest maturity dates for open contracts are March 2011 and December 2010, respectively.

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

  D.      Risk Monitoring

Due to the speculative nature of the Partnership’s derivatives trading, the Partnership is subject to the risk of substantial losses from derivatives trading.  The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters.

6.           FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended March 31, 2010
		Institutional	Institutional
	Investor	Class	Class
	Class	Series – 1	Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,012.75	$1,131.35	$1,088.86
(Loss) from operations
Net investment (loss)	(27.89)	(19.90)	(22.11)
Net trading (loss)	(2.97)	(3.25)	(3.09)
Net (loss)	(30.86)	(23.15)	(25.20)
Net Asset Value, End of the period	$981.89	$1,108.20	$1,063.66
Total Return(1) (3)	(3.05)%	(2.05)%	(2.31)%
Supplemental Data
Ratios to average net asset value Expenses(2)	11.60%	7.39%	8.53%
Net investment (loss) (2)	(11.56)%	(7.35)%	(8.49)%

	Three Months Ended March 31, 2009
		Institutional	Institutional
	Investor	Class	Class
	Class	Series – 1	Series – 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,245.03	$1,335.44	$1,297.55
(Loss) from operations
Net investment (loss)	(31.83)	(21.54)	(22.59)
Net trading (loss)	(70.64)	(75.79)	(74.54)
Net (loss)	(102.47)	(97.33)	(97.13)
Net Asset Value, End of the period	$1,142.56	$1,238.11	$1,200.42
Total Return(1) (3)	(8.23)%	(7.29)%	(7.49)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.99%	7.35%	8.57%
Net investment (loss) (2)	(11.38)%	(6.77)%	(7.99)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.
____________
(1) Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2) Annualized.
(3) Not annualized.
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

Results of Operations

Comparison of the Three Months March 31, 2010 and 2009

For the quarter ended March 31, 2010, the partnership had total net trading losses comprised of $(1,465,052) in net realized losses on closed positions, $1,269,123 in change in net unrealized gains on open positions and interest income of $3,881. For the same quarter in 2009, the Partnership had total net trading losses comprised of $(3,596,985) in net realized gains on closed positions, and $1,174,971 in change in net unrealized gains on open positions and interest income of $40,816.

In January 2010, the Partnership was unprofitable. The Partnership generated losses on its positions in US fixed income markets, base metals and the energy sector; the Partnership had gains in European fixed income markets, the Euro and sugar.. The Partnership recorded a net loss of $(3,855,270). In February 2010, trading was profitable as the Partnership had gains in European fixed income markets and the EUR/JPY; the Partnership had losses in base metals, crude oil, Asian stock indices, and the New Zealand Dollar. The Partnership recorded a net gain of $839,489. In March 2010, trading was profitable. The Partnership had gains in base metals, US and Japanese stock indices, cattle and natural gas; the Partnership had losses in US and Japanese fixed income markets, zinc and the Canadian Dollar. The Partnership recorded a net gain of $1,694,428.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $(1,738,093). In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $(1,618,233). In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $(178,323).

For the quarter ended March 31, 2010, the Partnership had expenses comprised of $682,981 in brokerage commissions (including clearing and exchange fees), $347,820 in management fees, $53,243 in professional fees, and $45,261 in accounting and administrative fees. For the same quarter in 2009, the Partnership had expenses comprised of $725,751 in brokerage commissions (including clearing and exchange fees), $345,859 in management fees, $62,006 in professional fees, and $19,835 in accounting and administrative fees.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(1,321,353) for the quarter compared to net loss after General Partner incentive allocation of $(3,534,649) for the same quarter in 2009.

At March 31, 2010, the net asset value of the Partnership was $40,132,519, compared to its net asset value of $42,934,271 at December 31, 2009.

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

The Partnership’s total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership’s existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. It is anticipated that the following will be the primary trading risk exposures of the Partnership for the year 2010, by market sector:

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of March 31, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used March 31, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

The prices of the Partnership’s positions resulting from a 10% change in interest rates.
The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.

The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Interests. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of March 31, 2010.

The potential loss in earnings for each market risk exposure as of March 31, 2010 was:

Currency exchange rate risk	$194,398
Commodity price risk	$675,272
Interest rate risk	$578,605

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2010 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2010, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2010, 40,026.2406 Partnership Units were held by 512 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2010 through March 31, 2010, a total of 1,418.6116 Partnership Units were subscribed for the aggregate subscription amount of $1,348,667. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2010	$273,432
February 2010	$522,000
March 2010	$553,235

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor. Such sales commission in no event exceeded 3% of the subscription amount. All of the sales of Partnership Units were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFMC GLOBAL DIRECTIONAL FUND, LP

Date: May 17, 2010	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer