Form 10-Q
period 2010-08-13
RFMC Global Directional Fund LP
filed 2010-08-16
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes □ ( No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer______	Accelerated Filer ______
Non-accelerated filer ______ (do not check if a Smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	____	NO X

 RFMC GLOBAL DIRECTIONAL FUND, LP

 PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2010 (Unaudited) and December 31, 2009
_______________

	June 30, 2010	December 31, 2009
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $4,155,306 for 2010 and $5,598,001 for 2009)	$10,960,668	$9,186,463
Net unrealized gains on open positions	1,598,640	353,674
Net unrealized losses on open positions	(94,650)	(598,888)
	12,464,658	8,941,249
CASH AND CASH EQUIVALENTS	27,615,353	34,895,928

DUE FROM GENERAL PARTNER	52,874	59,669

TOTAL ASSETS	$40,132,885	$43,896,846

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$305,000	$188,000
Redemptions payable	1,277,007	415,464
Other accrued expenses	32,725	92,420
Accrued management fees	247,331	266,691
TOTAL LIABILITIES	1,862,063	962,575

PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (35,859.7218 and 38,486.0252 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	35,096,665	38,976,534
Limited partners – Institutional Class – Series 1 (941.8763 and 1,493.4694 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	1,050,854	1,689,632
Limited partners – Institutional Class – Series 2 (1,306.5773 and 1,413.4121 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	1,395,716	1,539,004
General partner – Institutional Class – Series 3 (190.7177 and 188.4717 fully redeemable units at June 30, 2010 and December 31, 2009, respectively)	727,587	729,101

TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	38,270,822	42,934,271

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$40,132,885	$43,896,846

NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $35,096,665 and $38,976,534 and 35,859.7218 and 38,486.0252 fully redeemable units outstanding)	$978.72	$1,012.75
Institutional Class – Series 1 (based on Partners’ Capital of $1,050,854 and $1,689,632 and 941.8763 and 1,493.4694 fully redeemable units outstanding)	$1,115.70	$1,131.35
Institutional Class – Series 2 (based on Partners’ Capital of $1,395,716 and $1,539,004 and 1,306.5773 and 1,413.4121 fully redeemable units outstanding)	$1,068.22	$1,088.86
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $727,587 and $729,101 and 190.7177 and 188.4717 fully redeemable units outstanding)	$3,814.99	$3,868.49

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2010 (Unaudited)
_______________

LONG FUTURES CONTRACTS
Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$(8,705)	(0.023)%
Energy	(443,368)	(1.159)%
Grains	(5,100)	(0.013)%
Interest rates	1,223,230	3.196%
Livestock	5,230	0.014%
Metals	(2,363,417)	(6.175)%
Stock indices	(283,679)	(0.741)%
Tropical products	(41,629)	(0.109)%

Total long futures contracts	$(1,917,438)	(5.010)%

SHORT FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$6,537	0.017%
Energy	162,500	0.425%
Grains	(81,550)	(0.213)%
Livestock	(7,410)	(0.019)%
Metals	3,214,983	8.400%
Stock indices	126,301	0.330%
Tropical products	67	0.000%

Total short futures contracts	$3,421,428	8.940%

Total futures contracts	$1,503,990	3.930%

*No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

LONG FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$(236,100)	(0.550)%
		Energy	(10,161)	(0.024)%
		Grains	56,875	0.133%
		Interest rates	(392,162)	(0.913)%
		Livestock	30,240	0.070%
		Metals
119	3/17/10-6/16/10	London Copper	2,305,723	5.370%
		Other	3,100,159	7.221%
		Stock indices	193,239	0.450%
		Tropical products	94,472	0.220%

		Total long futures contracts	$5,142,285	11.977%

SHORT FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$308,804	0.719%
		Energy	(222,390)	(0.518)%
		Interest rates	173,047	0.403%
		Metals
83	3/17/10-6/16/10	London Copper	(1,569,108)	(3.655)%
		Other	(4,070,317)	(9.480)%
		Stock indices	(7,535)	(0.017)%
		Total short futures contracts	$(5,387,499)	(12.548)%

		Total futures contracts	$(245,214)	(0.571)%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three and Six Months Ended June 30, 2010 and 2009
 (Unaudited)
_______________

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$8,397	$20,024	$12,278	$60,840

Expenses:
Brokerage commissions	687,417	752,269	1,370,398	1,478,020
Management fees	342,270	369,527	690,090	715,386
Professional fees	19,986	51,816	73,229	113,822
Accounting, administrative fees and other expenses	45,844	71,859	91,105	91,694

Total expenses	1,095,517	1,245,471	2,224,822	2,398,922

Net investment (loss)	(1,087,120)	(1,225,447)	(2,212,544)	(2,338,082)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	506,234	396,787	(958,818)	(3,200,198)
Change in net unrealized gains (losses) on open positions	480,081	(1,449,435)	1,749,204	(274,464)

Net trading profits (losses)	986,315	(1,052,648)	790,386	(3,474,662)

NET (LOSS)	$(100,805)	$(2,278,095)	$(1,422,158)	$(5,812,744)

NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$(3.16)	$(57.37)	$(36.19)	$(154.36)

Institutional Class – Series 1	$3.25	$(51.24)	$(22.74)	$(147.77)

Institutional Class – Series 2	$4.60	$(52.14)	$(25.57)	$(118.53)

Institutional Class – General Partner – Series 3	$25.38	$(175.11)	$(52.48)	$(506.92)

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)
_______________

	Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2010	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	2,164.0800	2,086,213	12.9641	14,239	19.4621	20,000	2.2460	8,437	2,128,889
Redemptions	(4,790.3834)	(4,618,632)	(564.5572)	(622,650)	(126.2969)	(128,898)	-	-	(5,370,180)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(1,347,450)	-	(30,367)	-	(34,390)	-	(9,951)	(1,422,158)
Balances at June 30, 2010	35,859.7218	$35,096,665	941.8763	$1,050,854	1,306.5773	$1,395,716	190.7177	$727,587	$38,270,822

	Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2009	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$589,829	183.2414	$835,858	$37,734,123
Additions	11,792.0155	13,834,896	57.2523	70,975	610.8344	735,000	2.6273	12,040	14,652,911
Redemptions	(2,642.8425)	(2,958,872)	-	-	-	-	-	-	(2,958,872)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(5,382,927)	-	(234,099)	-	(102,082)	-	(93,636)	(5,812,744)
Balances at June 30, 2009	36,644.6185	$39,725,779	1,611.6107	$1,912,630	1,065.4068	$1,222,747	185.8687	$754,262	$43,615,418

See  Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
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

2.                 PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership may engage in the speculative trading of commodity futures contracts, options on commodity futures contracts, and forward contracts.  The Partnership may also invest in entities (including other partnerships or funds) that trade commodity interests.

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

3.             SIGNIFICANT ACCOUNTING POLICIES

A.        Method of Reporting

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP for interim and annual periods ending after September 15, 2009.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.        Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At June 30, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $27,222,726 and $32,908,933, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at June 30, 2010 and December 31, 2009 consisted of cash on deposit with the brokers of $10,960,668 and $9,186,463, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

E.         Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the periods ended June 30, 2010 and 2009, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Such execution costs totaled $4,331 and $7,234 for the three and six months ended June 30, 2010, respectively, and $57 and $434 for the three and six months ended June 30, 2009, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investor Class	$650,459	$712,837	$1,295,976	$1,402,229
Institutional Class – Series 1	14,907	19,396	31,129	39,478
Institutional Class – Series 2	14,647	12,392	28,883	20,567
Institutional Class –
General Partner – Series 3	7,404	7,644	14,410	15,746
Total	$687,417	$752,269	$1,370,398	$1,478,020

For the three and six months ended June 30, 2010, the General Partner received brokerage commissions of $502,929 and $1,016,203, respectively, from the Partnership, and for the three and six months ended June 30, 2009, the General Partner received brokerage commissions of $630,127 and $1,244,783 , respectively, from the Partnership. As of June 30, 2010 and December 31, 2009, $52,874 and $59,669, respectively, were due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

G.        Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three and six month periods ended June 30, 2010 and 2009, the General Partner earned no incentive allocations.

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.           Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner.  Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner.  For the three and six months ended June 30, 2010 and 2009, management fees earned by the General Partner were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investor Class	$91,369	$102,918	$189,318	$199,092
Institutional Class – Series 2	3,570	3,157	7,417	4,657
Total	$94,939	$106,075	$196,735	$203,749

As of June 30, 2010 and December 31, 2009, no management fees were due to the General Partner.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter.  Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  The leverage ratio is approximately 1.2 times the net assets of the Partnership.  As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets.  For the three and six months ended June 30, 2010 and 2009, management fees earned by the Advisor were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investor Class	$225,062	$240,205	$448,464	$467,410
Institutional Class – Series 1	8,979	11,434	18,779	23,000
Institutional Class – Series 2	8,828	7,307	17,417	12,054
Institutional Class –
General Partner – Series 3	4,462	4,506	8,695	9,173
Total	$247,331	$263,452	$493,355	$511,637

As of June 30, 2010 and December 31, 2009, $247,331 and $266,691, respectively, was due to the Advisor for management fees.

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

M.       Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $(68,608) and $(38,894) for the three and six months ended June 30, 2010, respectively, and $75,660 and $77,603 for the three and six months ended June 30, 2009 and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of June 30, 2010
	Total	Level 1	Level 2	Level 3
Futures contracts	$1,503,990	$1,503,990	N/A	N/A
Money market mutual funds	27,222,726	27,222,726	N/A	N/A
Total Fair Value	$28,726,716	$28,726,716

	As of June 30, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$(245,214)	$(245,214)	N/A	N/A
Money market mutual funds	32,908,933	32,908,933	N/A	N/A
Total Fair Value	$32,663,719	$32,663,719

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

	As of June 30, 2010
	Assets	Liabilities	Net
Currencies	$56,875	$(59,043)	$(2,168)
Energy	165,460	(446,328)	(280,868)
Grains	1,650	(88,300)	(86,650)
Interest rates	1,264,885	(41,655)	1,223,230
Livestock	10,400	(12,580)	(2,180)
Metals	4,405,815	(3,554,249)	851,566
Stock indices	137,646	(295,024)	(157,378)
Tropical products	21,348	(62,910)	(41,562)

Total futures contracts	$6,064,079	$(4,560,089)	$1,503,990

	As of June 30, 2009
	Assets	Liabilities	Net
Currencies	$441,124	$(368,420)	$72,704
Energy	80,967	(313,518)	(232,551)
Grains	64,663	(7,788)	56,875
Interest rates	275,595	(494,710)	(219,115)
Livestock	31,640	(1,400)	30,240
Metals	5,943,252	(6,176,795)	(233,543)
Stock indices	222,236	(36,532)	185,704
Tropical products	125,845	(31,373)	94,472

Total futures contracts	$7,185,322	$(7,430,536)	$(245,214)

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(300,873)	$(230,407)	$(531,280)	2,616
Interest rates	2,764,029	1,489,152	4,253,181	8,220
Grains	(153,488)	(87,975)	(241,463)	2,048
Livestock	(161,820)	(214,710)	(376,530)	2,064
Tropical products	220,619	(43,518)	177,101	1,818
Energy	(200,939)	(554,742)	(755,681)	2,470
Metals	(221,463)	571,152	349,689	1,472
Stock indices	(1,439,831)	(448,871)	(1,888,702)	11,308
Total	$506,234	$480,081	$986,315	32,016

	For the six months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(724,916)	$(74,872)	$(799,788)	5,512
Interest rates	4,012,531	1,442,345	5,454,876	18,048
Grains	(743,150)	(143,525)	(886,675)	3,648
Livestock	3,200	(32,420)	(29,220)	3,488
Tropical products	411,980	(136,034)	275,946	3,294
Energy	(1,057,234)	(48,317)	(1,105,551)	5,320
Metals	(1,101,497)	1,085,109	(16,388)	3,192
Stock indices	(1,759,732)	(343,082)	(2,102,814)	20,840
Total	$(958,818)	$1,749,204	$790,386	63,342

	For the three months ended June 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$1,438,807	$(563,994)	$874,813	1,388
Interest rates	(816,746)	(536,190)	(1,352,936)	4,358
Grains	112,725	177,075	289,800	298
Livestock	192,350	(25,850)	166,500	356
Tropical products	(109,918)	168,559	58,641	390
Energy	(415,886)	101,314	(314,572)	1,196
Metals	(96,160)	(583,483)	(679,643)	712
Stock indices	91,615	(186,866)	(95,251)	10,804
Total	$396,787	$(1,449,435)	$(1,052,648)	19,502

	For the six months ended June 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(883,356)	$771,415	$(111,941)	3,100
Interest rates	(1,542,773)	(345,783)	(1,888,556)	7,724
Grains	12	244,813	244,825	434
Livestock	299,940	(8,660)	291,280	738
Tropical products	(242,911)	192,177	(50,734)	614
Energy	(353,369)	177,459	(175,910)	1,438
Metals	498,065	(1,343,315)	(845,250)	1,480
Stock indices	(975,806)	37,430	(938,376)	28,014
Total	$(3,200,198)	$(274,464)	$(3,474,662)	43,542

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

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of June 30, 2010 and December 31, 2009, the latest maturity dates for open contracts are June 2011 and December 2010, respectively.

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

6.              FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended June 30, 2010
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$981.89	$1,108.20	$1,063.66
(Loss) from operations
Net investment (loss)	(27.80)	(21.36)	(21.86)
Net trading profits	24.63	28.86	26.42
Net profits (loss)	(3.17)	7.50	4.56
Net Asset Value, End of the period	$978.72	$1,115.70	$1,068.22
Total Return(1) (3)	(0.32)%	0.68%	0.43%
Supplemental Data
Ratios to average net asset value Expenses(2)	11.32%	7.67%	8.20%
Net investment (loss) (2)	(11.23)%	(7.58)%	(8.12)%

	Six Months Ended June 30, 2010
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$1,012.75	$1,131.35	$1,088.86
(Loss) from operations
Net investment (loss)	(55.65)	(41.74)	(43.92)
Net trading profits	21.62	26.09	23.28
Net profits (loss)	(34.03)	(15.65)	(20.64)
Net Asset Value, End of the period	$978.72	$1,115.70	$1,068.22
Total Return(1) (3)	(3.36)%	(1.38)%	(1.90)%
Supplemental Data
Ratios to average net asset value Expenses(2)	11.46%	7.64%	8.36%
Net investment (loss) (2)	(11.40)%	(7.58)%	(8.30)%

	Three Months Ended June 30, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$1,142.56	$1,238.11	$1,200.42
(Loss) from operations
Net investment (loss)	(31.31)	(21.96)	(24.25)
Net trading profits	(27.17)	(29.37)	(28.49)
Net profits (loss)	(58.48)	(51.33)	(52.74)
Net Asset Value, End of the period	$1,084.08	$1,186,78	$1,147.68
Total Return(1) (3)	(5.12)%	(4.15)%	(4.39)%
Supplemental Data
Ratios to average net asset value Expenses(2)	11.95%	7.70%	8.71%
Net investment (loss) (2)	(11.62)%	(7.37)%	(8.38)%

	Six Months Ended June 30, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)

Net Asset Value, Beginning of the period	$1,245.03	$1,335.44	$1,297.55
(Loss) from operations
Net investment (loss)	(63.12)	(43.51)	(47.23)
Net trading profits	(97.83)	(105.15)	(102.64)
Net profits (loss)	(160.95)	(148.66)	(149.87)
Net Asset Value, End of the period	$1,084.08	$1,186.78	$1,147.68
Total Return(1) (3)	(12.93)%	(11.13)%	(11.55)%
Supplemental Data
Ratios to average net asset value Expenses(2)	12.04%	7.51%	9.00%
Net investment (loss) (2)	(11.58)%	(7.05)%	(8.56)%

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

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisor, the amount of additions and redemptions and changes in interest rates. Although extensive leverage is available in futures markets, the General Partner will monitor WIC’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. Currently, the leverage that WIC will employ on behalf of the Partnership is 1.2, or 20% higher than the actual funds allocated to WIC (such amount is referred to herein as the “Trading Level”). In general, margin commitments for the Partnership will range between 7% to 15% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month a 7% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4% annual rate). In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

Results of Operations

Comparison of the Three Months June 30, 2010 and 2009

For the quarter ended June 30, 2010, the partnership had total net trading gain comprised of $506,234 in net realized gains on closed positions, $480,081 in change in net unrealized gains (losses) on open positions and interest income of $8,397. For the same quarter in 2009, the Partnership had total net trading gains comprised of $396,787 in net realized gains on closed positions, and $(1,449,435) in change in net unrealized gains (losses) on open positions and interest income of $20,024.

In April 2010, the Partnership had a net gain of $2,089,791. The Partnership’s positions in crude oil, gold, Euro Bund, and the Japanese Long Bond were profitable.  The Partnership’s positions in US 10-year Notes, EUR/JPY and copper produced losses.  In May 2010, the Partnership had a net loss of $(2,641,348). The Partnership’s positions in the Australian Dollar, Norwegian Krone, the New Zealand Dollar, and the Japanese Yen were unprofitable; positions in US and Japanese stock indices also had losses.  The Partnership’s positions in EUR/JPY, US and European fixed income markets and EUR/USD produced some gains.  In June 2010, the Partnership had a net gain of $450,752.  The Partnership’s positions in US and Japanese fixed income markets, coffee and gold were profitable.  The Partnership’s positions in energy complex, European stock indices and corn were unprofitable.

In April 2009, the Partnership had a loss.  The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone.  The Partnership recorded a net loss of $(2,590,484.)  In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943.  In June 2009, the Partnership had a small loss.  The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold.  The Partnership recorded a net loss of $(931,554.)

For the quarter ended June 30, 2010, the Partnership had expenses comprised of $687,417 in brokerage commissions (including clearing and exchange fees), $342,270 in management fees, $19,986 in professional fees, and $45,844 in accounting and administrative fees. For the same quarter in 2009, the Partnership had expenses comprised of $752,269 in brokerage commissions (including clearing and exchange fees), $369,527 in management fees, $51,816 in professional fees, and $71,859 in accounting and administrative fees.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(100,805) for the quarter ended June 30, 2010 compared to net loss after General Partner incentive allocation of $(2,278,095) for the same quarter in 2009.

At June 30, 2010, the net asset value of the Partnership was $38,270,822, compared to its net asset value of $42,934,271 at December 31, 2009.

During the quarter ended June 30, 2010, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Six Months June 30, 2010 and 2009

For the six months ended June 30, 2010, the partnership had total net trading gains comprised of $(958,818) in net realized losses on closed positions, $1,749,204 in change in net unrealized gains (losses)  on open positions and interest income of $12,278. For the same six month period in 2009, the Partnership had total net trading losses comprised of $(3,200,198) in net realized losses on closed positions, and $(274,464) in change in net unrealized gains (losses) on open positions and interest income of $60,840.

In January 2010, the Partnership was unprofitable. The Partnership generated losses on its positions in US fixed income markets, base metals and the energy sector; the Partnership had gains in European fixed income markets, the Euro and sugar. The Partnership recorded a net loss of $(3,855,270). In February 2010, trading was profitable as the Partnership had gains in European fixed income markets and the EUR/JPY; the Partnership had losses in base metals, crude oil, Asian stock indices, and the New Zealand Dollar. The Partnership recorded a net gain of $839,489. In March 2010, trading was profitable. The Partnership had gains in base metals, US and Japanese stock indices, cattle and natural gas; the Partnership had losses in US and Japanese fixed income markets, zinc and the Canadian Dollar. The Partnership recorded a net gain of $1,694,428.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $(1,738,093.) In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $(1,618,233.) In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $(178,323.) In April 2009, the Partnership had a loss.  The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone.  The Partnership recorded a net loss of $(2,590,484.)  In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943.  In June 2009, the Partnership had a small loss.  The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold.  The Partnership recorded a net loss of $(931,554.)

For the six months ended June 30, 2010, the Partnership had expenses comprised of $1,370,398 in brokerage commissions (including clearing and exchange fees), $690,090 in management fees, $73,229 in professional fees, and $91,105 in accounting and administrative fees. For the six months ended June 30, 2009, the Partnership had expenses comprised of $1,478,020 in brokerage commissions (including clearing and exchange fees), $715,386 in management fees, $113,822 in professional fees and $91,694 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(1,422,158) for the six months ended June 30, 2010 compared to net loss after General Partner incentive allocation of $(5,812,744) for the same six month period in 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership is a commodity pool engaged in the speculative trading of commodity futures contracts (including agricultural and non-agricultural commodities, currencies and financial instruments), options on commodity futures contracts, and forward contracts. The risk of market sensitive instruments is integral to the Partnership’s primary business activities.

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of June 30, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used June 30, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•
The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Interests. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of June 30, 2010.

The potential loss in earnings for each market risk exposure as of June 30, 2010 was:

Currency exchange rate risk	$59,665
Commodity price risk	$382,851
Interest rate risk	$449,833

Item 4T. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2010 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2010, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2010, 38,298.8931 Partnership Units were held by 512 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2010 through June 30, 2010, a total of 2,198.7522 Partnership Units were subscribed for the aggregate subscription amount of $2,128,889. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2010	$273,432
February 2010	$522,000
March 2010	$553,235
April 2010	$228,101
May 2010	$280,647
June 2010	$271,474

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

RFMC GLOBAL DIRECTIONAL FUND, LP

Date: August 16, 2010	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer