Form 10-Q
period 2010-09-30
RFMC Global Directional Fund LP
filed 2010-11-16
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller Reporting Company	☒
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO ☒

RFMC GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2010 (Unaudited) and December 31, 2009
_______________

	September 30, 2010	December 31, 2009
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of
$5,899,491 for 2010 and $5,598,001 for 2009)	$13,054,302	$9,186,463
Net unrealized gains on open positions	3,741,762	353,674
Net unrealized losses on open positions	0	(598,888)
	16,796,064	8,941,249
CASH AND CASH EQUIVALENTS	25,040,225	34,895,928
DUE FROM GENERAL PARTNER	61,382	59,669
TOTAL ASSETS	$41,897,671	$43,896,846
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$10,000	$188,000
Redemptions payable	495,818	415,464
Other accrued expenses	36,401	92,420
Accrued management fees	244,969	266,691
TOTAL LIABILITIES	787,188	962,575
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (35,329.4944 and 38,486.0252 fully redeemable units at September 30, 2010 and
December 31, 2009, respectively)	37,612,269	38,976,534
Limited partners – Institutional Class – Series 1 (946.0499 and 1,493.4694
fully redeemable units at September 30, 2010 and
December 31, 2009, respectively)	1,159,307	1,689,632
Limited partners – Institutional Class – Series 2 (1,311.0421 and 1,413.4121
fully redeemable units at September 30, 2010 and
December 31, 2009, respectively)	1,534,559	1,539,004
General partner – Institutional Class – Series 3 (191.9615 and 188.4717
fully redeemable units at September 30, 2010 and
December 31, 2009, respectively)	804,348	729,101
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	41,110,483	42,934,271
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$41,897,671	$43,896,846
NET ASSET VALUE PER UNIT –
Investor Class (based on Partners’ Capital of $37,612,269 and $38,976,534
and 35,329.4944 and 38,486.0252 fully redeemable units outstanding)	$1,064.61	$1,012.75
Institutional Class – Series 1 (based on Partners’ Capital of $1,159,307 and
$1,689,632 and 946.0499 and 1,493.4694 fully redeemable units outstanding)	$1,225.42	$1,131.35
Institutional Class – Series 2 (based on Partners’ Capital of $1,534,559 and
$1,539,004 and 1,311.0421 and 1,413.4121 fully redeemable units outstanding)	$1,170.49	$1,088.86
Institutional Class – General Partner – Series 3 (based on Partners’ Capital of $804,348
and $729,101 and 191.9615 and 188.4717 fully redeemable units outstanding)	$4,190.15	$3,868.49

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2010 (Unaudited)
_______________

LONG FUTURES CONTRACTS
No of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$400,991	0.975%
		Energy	350,450	0.852%
		Grains	662,125	1.611%
		Interest rates	1,240,200	3.017%
		Livestock	27,840	0.068%
		Metals
94 12/15/10 – 3/16/11		London Copper	2,157,138	5.247%
		Other	4,388,006	10.674%
		Stock indices	(30,583)	(0.074)%
		Tropical products	4,606	0.011%
		Total long futures contracts	$9,200,773	22.381%

SHORT FUTURES CONTRACTS
No of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$(190,220)	(0.463)%
		Energy	(228,250)	(0.555)%
		Metals
71 12/15/10 - 3/16/11		London Copper	(1,559,811)	(3.794)%
		Other	(3,434,492)	(8.355)%
		Stock indices	237	0.001%
		Tropical products	(46,475)	(0.113)%
		Total short futures contracts	(5,459,011)	(13.279)%
		Total futures contracts	$3,741,762	9.102%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December, 2009 (Unaudited)
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

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three Months and Nine Months Ended September 30, 2010 and 2009
 (Unaudited)
_______________

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$12,667	$10,140	$24,945	$70,980

Expenses:
Brokerage commissions	666,406	743,166	2,036,804	2,221,186
Management fees	337,262	368,174	1,027,352	1,083,560
Professional fees	32,744	60,496	105,973	174,318
Accounting, administrative fees and other expenses	45,914	49,856	137,019	141,550
Total expenses	1,082,326	1,221,692	3,307,148	3,620,614
Net investment (loss)	(1,069,659)	(1,211,552)	(3,282,203)	(3,549,634)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	2,236,144	(1,249,051)	1,277,326	(4,449,249)
Change in net unrealized gains (losses) on open positions	2,237,772	967,476	3,986,976	693,012
Net trading profits (losses)	4,473,916	(281,575)	5,264,302	(3,756,237)
NET INCOME (LOSS)	$3,404,257	$(1,493,127)	1,982,099	$(7,305,871)
NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding during the period) Investor Class

	$86.73	$(36.92)	$47.55	$(189.12)
Institutional Class – Series 1	$109.85	$(28.88)	$60.19	$(176.03)
Institutional Class – Series 2	$102.35	$(27.82)	$74.56	$(138.27)
Institutional Class – General Partner – Series 3	$375.83	$(98.70)	$325.76	$(604.47)

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
_______________

Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2010	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	3,330.6750	3,235,366	17.1377	19,003	23.9269	25,000	3.4898	13,292	3,292,661
Redemptions	(6,487.2058)	(6,347,000)	(564.5572)	(622,650)	(126.2969)	(128,898)	-	-	(7,098,548)
Net income:
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	1,747,369	-	73,322	-	99,453	-	61,955	1,982,099
Balances at September 30, 2010
	35,329.4944	$37,612,269	946.0499	$1,159,307	1,311.0421	$1,534,559	191.9615	$804,348	$41,110,483

Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2009	27,495.4455	$34,232,682	1,554.3584	$2,075,754	454.5724	$589,829	183.2414	$835,858	$37,734,123
Additions	14,092.7557	16,282,395	65.8573	81,039	865.1071	1,021,000	3.9776	17,440	17,401,874
Redemptions	(3,520.0420)	(3,881,024)	(31.0247)	(35,922)	-	-	-	-	(3,916,946)
Net (loss):
General partner incentive allocation
	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(6,776,346)	-	(280,811)	-	(136,643)	-	(112,071)	(7,305,871)
Balances at September 30, 2009
	38,068.1592	$39,857,707	1,589.1910	$1,840,060	1,319.6795	$1,474,186	187.2190	$741,227	$43,913,180

See Notes to Condensed Financial Statements.

RFMC GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
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

B.        Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At September 30, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $24,734,459 and $32,908,933, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2010 and December 31, 2009 consisted of cash on deposit with the brokers of $13,054,302 and $9,186,463, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

E.         Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the periods ended September 30, 2010 and 2009, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Such execution costs totaled $3,813 and $11,047 for the three and nine months ended September 30, 2010, respectively, and $160 and $594 for the three and nine months ended September 30, 2009, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2010	2009	2010	2009
Investor Class	$633,583	$702,773	$1,929,559	$2,105,001
Institutional Class – Series 1	10,875	18,906	42,004	58,384
Institutional Class – Series 2	14,408	14,022	43,291	34,590
Institutional Class –
General Partner – Series 3	7,540	7,465	21,950	23,211
Total	$666,406	$743,166	$2,036,804	$2,221,186

For the three and nine months ended September 30, 2010, the General Partner received brokerage commissions of $531,922 and $1,548,125, respectively, from the Partnership, and for the three and nine months ended September 30, 2009, the General Partner received brokerage commissions of $617,537 and $1,862,320, respectively, from the Partnership. As of September 30, 2010 and December 31, 2009, $61,382 and $59,669, respectively, were due from the General Partner for reimbursement of broker commissions advanced by the Partnership.

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

G.        Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three and nine month periods ended September 30, 2010 and 2009, the General Partner earned no incentive allocations.

The General Partner will pay three-fourths of any incentive allocation it receives to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.        Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner.  Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner.  For the three and nine months ended September 30, 2010 and 2009, management fees earned by the General Partner were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investor Class	$88,804	$101,281	$278,122	$300,372
Institutional Class – Series 2	3,489	3,259	10,906	7,917
Total	$92,293	$104,540	$289,028	$308,289

As of September 30, 2010 and December 31, 2009, no management fees were due to the General Partner.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter.  Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  The leverage ratio is approximately 1.2 times the net assets of the Partnership.  As such, the Advisor’s management fee will approximate 2.4% per annum of the Partnership’s net assets.  For the three and nine months ended September 30, 2010 and 2009, management fees earned by the Advisor were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investor Class	$224,681	$239,538	$673,145	$706,948
Institutional Class – Series 1	6,722	11,275	25,501	34,276
Institutional Class – Series 2	8,905	8,369	26,322	20,422
Institutional Class –
General Partner – Series 3	4,661	4,452	13,356	13,625
Total	$244,969	$263,634	$738,324	$775,271

As of September 30, 2010 and December 31, 2009, $244,969 and $266,691, respectively, was due to the Advisor for management fees.

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

M.       Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $57,967 and $19,073 for the three and nine months ended September 30, 2010, respectively, and $(6,485) and $71,118 for the three and nine months ended September 30, 2009 and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of September 30, 2010
	Total	Level 1	Level 2	Level 3
Futures contracts	$3,741,762	$3,741,762	N/A	N/A
Money market mutual funds	24,734,459	24,734,459	N/A	N/A
Total Fair Value	$28,476,221	$28,476,221

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Futures contracts	$(245,214)	$(245,214)	N/A	N/A
Money market mutual funds	32,908,933	32,908,933	N/A	N/A
Total Fair Value	$32,663,719	$32,663,719

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

	As of September 30, 2010
	Assets	Liabilities	Net
Currencies	$405,968	$(195,197)	$210,771
Energy	398,350	(276,150)	122,200
Grains	684,988	(22,863)	662,125
Interest rates	1,397,826	(157,626)	1,240,200
Livestock	78,700	(50,860)	27,840
Metals	6,553,553	(5,002,712)	1,550,841
Stock indices	52,360	(82,706)	(30,346)
Tropical products	64,245	(106,114)	(41,869)
Total futures contracts	$9,635,990	$(5,894,228)	$3,741,762

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$441,124	$(368,420)	$72,704
Energy	80,967	(313,518)	(232,551)
Grains	64,663	(7,788)	56,875
Interest rates	275,595	(494,710)	(219,115)
Livestock	31,640	(1,400)	30,240
Metals	5,943,252	(6,176,795)	(233,543)
Stock indices	222,236	(36,532)	185,704
Tropical products	125,845	(31,373)	94,472
Total futures contracts	$7,185,322	$(7,430,536)	$(245,214)

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the three months ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(108,822)	$212,939	$104,117	2,652
Energy	(865,511)	403,068	(462,443)	2,086
Grains	560,200	748,775	1,308,975	894
Interest rates	2,093,644	16,970	2,110,614	7,686
Livestock	163,540	30,020	193,560	1,298
Metals	838,278	699,275	1,537,553	1,136
Stock indices	(866,250)	127,032	(739,218)	8,810
Tropical products	421,065	(307)	420,758	1,026

Total	$2,236,144	$2,237,772	$4,473,916	25,588

	For the nine months ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$(833,738)	$138,067	$(695,671)	8,164
Energy	(1,922,745)	354,751	(1,567,994)	7,406
Grains	(182,950)	605,250	422,300	4,542
Interest rates	6,106,175	1,459,315	7,565,490	25,734
Livestock	166,740	(2,400)	164,340	4,786
Metals	(263,219)	1,784,384	1,521,165	4,328
Stock indices	(2,625,982)	(216,050)	(2,842,032)	29,650
Tropical products	833,045	(136,341)	696,704	4,320
Total	$1,277,326	$3,986,976	$5,264,302	88,930

	For the three months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$1,228,250	$(226,118)	$1,002,132	2,522
Energy	197,195	(241,594)	(44,399)	2,198
Grains	(15,637)	(288,138)	(303,775)	928
Interest rates	(1,171,531)	1,120,098	(51,433)	8,492
Livestock	116,160	(12,340)	103,820	840
Metals	(950,985)	897,833	(53,152)	1,088
Stock indices	(740,039)	(93,595)	(833,634)	7,590
Tropical products	87,536	(188,670)	(101,134)	1,570
Total	$(1,249,051)	$967,476	$(281,575)	25,228

	For the nine months ended September 30, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Round Turn Contracts
Currencies	$344,894	$545,297	$890,191	5,622
Energy	(156,174)	(64,135)	(220,309)	3,636
Grains	(15,625)	(43,325)	(58,950)	1,362
Interest rates	(2,714,304)	774,315	(1,939,989)	16,216
Livestock	416,100	(21,000)	395,100	1,578
Metals	(452,920)	(445,482)	(898,402)	2,568
Stock indices	(1,715,845)	(56,165)	(1,772,010)	35,604
Tropical products	(155,375)	3,507	(151,868)	2,184
Total	$(4,449,249)	$693,012	$(3,756,237)	68,770

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

B.        Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of September 30, 2010 and December 31, 2009, the latest maturity dates for open contracts are September 2011 and December 2010, respectively.

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

6.              FINANCIAL HIGHLIGHTS

The following sets forth the financial highlights for the periods presented:

	Three Months Ended September 30, 2010
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$978.72	$1,115.70	$1,068.22
Profit (loss) from operations
Net investment (loss)	(27.90)	(20.55)	(22.32)
Net trading profits	113.79	130.27	124.59
Net profits	85.89	109.72	102.27
Net Asset Value, End of the period	$1,064.61	$1,225.42	$1,170.49
Total Return(1) (3)	8.78%	9.83%	9.57%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.32%	7.34%	8.31%
Net investment (loss) (2)	(11.19)%	(7.21)%	(8.18)%

	Nine Months Ended September 30, 2010
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,012.75	$1,131.35	$1,088.86
Profit (loss) from operations
Net investment (loss)	(82.79)	(60.11)	(65.92)
Net trading profits	134.65	154.18	147.55
Net profits	51.86	94.07	81.63
Net Asset Value, End of the period	$1,064.61	$1,225.42	$1,170.49
Total Return(1) (3)	5.12%	8.31%	7.50%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.31%	7.30%	8.31%
Net investment (loss) (2)	(11.23)%	(7.22)%	(8.23)%

	Three Months Ended September 30, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,084.08	$1,186.78	$1,147.68
(Loss) from operations
Net investment (loss)	(30.06)	(21.31)	(23.23)
Net trading (loss)	(7.01)	(7.61)	(7.37)
Net (loss)	(37.07)	(28.92)	(30.60)
Net Asset Value, End of the period	$1,047.01	$1,157.86	$1,117.08
Total Return(1) (3)	(3.42)%	(2.44)%	(2.67)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.59%	7.45%	8.65%
Net investment (loss) (2)	(11.50)%	(7.35)%	(8.56)%

	Nine Months Ended September 30, 2009
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,245.03	$1,335.44	$1,297.55
(Loss) from operations
Net investment (loss)	(93.10)	(64.81)	(70.36)
Net trading (loss)	(104.92)	(112.77)	(110.11)
Net (loss)	(198.02)	(177.58)	(180.47)
Net Asset Value, End of the period	$1,047.01	$1,157.86	$1,117.08
Total Return(1) (3)	(15.90)%	(13.30)%	(13.91)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.94%	7.52%	8.89%
Net investment (loss) (2)	(11.57)%	(7.16)%	(8.56)%

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
(2) Annualized.
(3) Not annualized.
* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RFMC Global Directional Fund, LP (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The business of the Partnership is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on commodity futures contracts, forward contracts, and any rights pertaining thereto (“Commodity Interests”) and to engage in all activities incident thereto. The Partnership may also invest in entities (including other partnerships or funds) that trade Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading. Ruvane Fund Management Corporation is the General Partner of the Partnership (the “General Partner”) and Welton Investment Corporation (“WIC” or the “Advisor”) is the Partnership’s trading advisor.

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisor, the amount of additions and redemptions and changes in interest rates. Although extensive leverage is available in futures markets, the General Partner will monitor WIC’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. Currently, the leverage that WIC will employ on behalf of the Partnership is 1.2, or 20% higher than the actual funds allocated to WIC (such amount is referred to herein as the “Trading Level”). In general, margin commitments for the Partnership will range between 7% and 15% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 7% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4% annual rate). In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

For the quarter ended September 30, 2010, the Partnership had total net trading gains comprised of $2,236,144 in net realized gains on closed positions, $2,237,772 in change in net unrealized gains (losses) on open positions and interest income of $12,667. For the same quarter in 2009, the Partnership had total net trading losses comprised of $(1,249,051) in net realized losses on closed positions, $967,476 in change in net unrealized gains on open positions and interest income of $10,140.

In July 2010, the Partnership had a net gain of $500,457.  The Partnership’s positions in crude oil, gold, Euro Bund, and Japanese Long Bond were profitable.  The Partnership’s positions in US 10-year Notes, EUR/JPY and copper produced losses.  In August 2010, the Partnership had a net gain of $1,191,121.  The Partnership’s positions in the Australian Dollar, Norwegian Krone, the New Zealand Dollar, and the Japanese Yen were unprofitable; positions in US and Japanese stock indices also had losses.  The Partnership’s positions in EUR/JPY, US and European fixed income markets and EUR/USD produced some gains.  In September 2010, the Partnership had a net gain of $1,712,679.  The Partnership’s positions in US and Japanese fixed income markets, coffee and gold were profitable.  The Partnership’s positions in energy complex, European stock indices and corn were unprofitable.

In July 2009, the Partnership was unprofitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil. The Partnership recorded a net loss of $(1,493,647). In August 2009, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar; the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $528,290. In September 2009, trading was unprofitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net loss of $(527,770).

For the quarter ended September 30, 2010, the Partnership had expenses comprised of $666,406 in brokerage commissions (including clearing and exchange fees), $337,262 in management fees, $32,744 in professional fees, and $45,914 in accounting and administrative fees. For the same quarter in 2009, the Partnership had expenses comprised of $743,166 in brokerage commissions (including clearing and exchange fees), $368,174 in management fees, $60,496 in professional fees, and $49,856 in accounting and administrative fees.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net gain of $3,404,257 for the quarter ended September 30, 2010 compared to a net loss of $(1,493,127) for the same quarter in 2009.

At September 30, 2010, the net asset value of the Partnership was $41,110,483, compared to its net asset value of $42,934,271 at December 31, 2009.

During the quarter ended September 30, 2010, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.

Comparison of the Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, the Partnership had total net trading gains (losses) comprised of $1,277,326 in net realized losses on closed positions, $3,986,976 in change in net unrealized gains (losses) on open positions and interest income of $24,945. For the same nine month period in 2009, the Partnership had total net trading losses comprised of $(4,449,249) in net realized losses on closed positions, $693,012 in change in net unrealized gains on open positions and interest income of $70,980.

In January 2010, the Partnership was unprofitable. The Partnership generated losses on its positions in US fixed income markets, base metals and the energy sector; the Partnership had gains in European fixed income markets, the Euro and sugar. The Partnership recorded a net loss of $(3,855,270). In February 2010, trading was profitable as the Partnership had gains in European fixed income markets and the EUR/JPY; the Partnership had losses in base metals, crude oil, Asian stock indices, and the New Zealand Dollar. The Partnership recorded a net gain of $839,489. In March 2010, trading was profitable. The Partnership had gains in base metals, US and Japanese stock indices, cattle and natural gas; the Partnership had losses in US and Japanese fixed income markets, zinc and the Canadian Dollar. The Partnership recorded a net gain of $1,694,428. In April 2010, the Partnership had a net gain of $2,089,791. The Partnership’s positions in crude oil, gold, Euro Bund, and the Japanese Long Bond were profitable.  The Partnership’s positions in US 10-year Notes, EUR/JPY and copper produced losses.  In May 2010, the Partnership had a net loss of $(2,641,348). The Partnership’s positions in the Australian Dollar, Norwegian Krone, the New Zealand Dollar, and the Japanese Yen were unprofitable; positions in US and Japanese stock indices also had losses.  The Partnership’s positions in EUR/JPY, US and European fixed income markets and EUR/USD produced some gains.  In June 2010, the Partnership had a net gain of $450,752.  The Partnership’s positions in US and Japanese fixed income markets, coffee and gold were profitable.  The Partnership’s positions in energy complex, European stock indices and corn were unprofitable. In July 2010, the Partnership was profitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil. The Partnership recorded a net gain of $500,457. In August 2010, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar; the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $1,191,121. In September 2010, trading was profitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net gain of $1,712,679.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $(1,738,093). In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $(1,618,233). In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $(178,323). In April 2009, the Partnership had a loss.  The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone.  The Partnership recorded a net loss of $(2,590,484).  In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943.  In June 2009, the Partnership had a loss.  The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold.  The Partnership recorded a net loss of $(931,554).  In July 2009, the Partnership was unprofitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil. The Partnership recorded a net loss of $(1,493,647). In August 2009, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar; the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $528,290. In September 2009, trading was unprofitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net loss of $(527,770).

For the nine months ended September 30, 2010, the Partnership had expenses comprised of $2,036,804 in brokerage commissions (including clearing and exchange fees), $1,027,352 in management fees, 105,973 in professional fees, and $137,019 in accounting and administrative fees. For the nine months ended September 30, 2009, the Partnership had expenses comprised of $2,221,186 in brokerage commissions (including clearing and exchange fees), $1,083,560 in management fees, $174,318 in professional fees and $141,550 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net gain of $1,982,099 for the nine months ended September 30, 2010 compared to a net loss of $(7,305,871) for the same nine month period in 2009.

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

Commodity.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership may have some additional market exposure to aluminum, zinc, tin and nickel. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of September 30, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used September 30, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership’s market risk exposures (interest rate, currency rate, and commodity price) instruments.

The estimates are based on the market risk sensitive portfolios described in the preceding paragraph above. The potential loss in earnings is based on an immediate change in:

•	The prices of the Partnership’s positions resulting from a 10% change in interest rates.
•	The U.S. dollar equivalent balances of the Partnership’s currency exposures due to a 10% shift in currency exchange rates.
•
The market value of the Partnership’s Commodity Interests due to a 10% change in the price of the Commodity Interests. The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has disclosed the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of September 30, 2010.

The potential loss in earnings for each market risk exposure as of September 30, 2010 was:

Currency exchange rate risk	$124,004
Commodity price risk	$740,668
Interest rate risk	$456,028

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon that evaluation, the General Partner has concluded that the Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC. During the third quarter of 2010, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner and its principal are parties to an arbitration proceeding  being conducted before the National Futures Association between the General Partner and its principal, on the one hand, and Aspen Partners, Ltd. (“Aspen”), on the other hand (Arbitration No.: 09-ARB-181).  The Partnership is not a party to that proceeding.  The General Partner is not aware of any other pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.  Aspen began the arbitration proceedings on or about September 29, 2009, claiming that Aspen had not been accurately paid by the General Partner under the terms of an agreement relating to the marketing of a commodity pool operated by the General Partner. The dispute pertains solely to the obligation for continuing payments after termination of the agreement for accounts that may have been introduced to that commodity pool by Aspen.   No claims were made that the General Partner or its principal mismanaged or in any way acted improperly with respect to that commodity pool.  The General Partner believes that it has meritorious defenses to Aspen’s claim, but there can be no assurance that any award granted by the arbitration panel would not have a material adverse effect on the General Partner. The actual award will not be known until the arbitration panel issues it and there is no certainty as to what that actual award might be. A decision is expected on or about December 22, 2010. Unlike litigation in a courtroom setting, a party in an arbitration proceeding has extremely limited rights of appeal so any determination by the arbitration panel will most likely be final.

Item 1A. Risk Factors

There are no material changes from the risk factors disclosed in the Partnership’s latest Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2010, 37,778.5479 Partnership Units were held by 519 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2010 through September 30, 2010, a total of 3,375.2294 Partnership Units were subscribed for the aggregate subscription amount of $3,292,661. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscrition	Amount of Subscriptions
January 2010	$273,432
February 2010	$522,000
March 2010	$553,235
April 2010	$228,101
May 2010	$280,647
June 2010	$271,474
July 2010	$631,968
August 2010	$493,369
September 2010	$38,435

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

RFMC GLOBAL DIRECTIONAL FUND, LP

Date: November 16, 2010	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer