Form 10-Q/A
period 2010-09-30
RFMC Global Directional Fund LP
filed 2010-11-18
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

RFMC GLOBAL DIRECTIONAL FUND, LP

Date: November 18, 2010	By: Ruvane Fund Management Corporation Its: General Partner

By: /s/ Robert L. Lerner Robert L. Lerner President, Principal Executive Officer and Principal Financial Officer