Form 10-K
period 2010-12-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2011-04-01
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 000-53118

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

 (Exact name of registrant as specified in its charter)

Delaware	20-8870560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7535 Windsor Drive, Suite A205 Allentown, PA 18195 (Address of principal executive offices) (Zip Code)

(610) 366-3922
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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2011 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $45,289,610.

PART I
ITEM 1.  Business.

Summary

Bridgeton Global Directional Fund, LP, formerly RFMC Global Directional Fund, LP, (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors (“Commodity Interests”), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2010, Bridgeton Fund Management, LLC (“Bridgeton”, or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  During 2010 and 2009 the Partnership and Ruvane maintained their principal business office at 4 Benedek Road, Princeton, New Jersey 08540. Bridgeton’s and the Partnership’s current address is 7535 Windsor Drive, Suite A205, Allentown, PA 18195, and the telephone number for the Partnership and the General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, their e-mail address is info@bridgetonfunds.com and the General Partner's website is www.bridgetonfunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner has selected Welton Investment Corporation (“WIC” or the “Advisor”) as the Partnership's trading advisor. The Advisor's main business address is The Eastwood Building, San Carlos between 5th and 6th Carmel, California 93921-6147; telephone: (831) 626-5190; facsimile: (831) 626-5199; and email: busdev@welton.com. WIC has been registered with the CFTC as a CTA and CPO since January 4, 1989. WIC is a member of the NFA in such capacities since January 4, 1989. All trading decisions regarding the Partnership are made by WIC.

All of the Partnership's assets are traded pursuant to the Advisor's proprietary quantitative trading strategy known as Global Directional Portfolio. From the Partnership’s start until February 28, 2011, the assets of the Partnership traded at a leverage ratio of 1.2 (such amount is referred to herein as the “Trading Level”). Currently the Trading Level is 1.0.  In addition, while the Partnership currently trades the full set of markets traded pursuant to the Advisor’s Global Directional Portfolio strategy, prior to March 1, 2011, the Partnership traded a somewhat more limited set of markets than other accounts traded pursuant to the Advisor's Global Directional Portfolio strategy.  The General Partner may in its discretion change the Trading Level at any time or elect to have the Advisor trade a more or less extensive set of markets. The Partnership engages in the speculative trading of commodity futures contracts, options on commodities or commodity futures contracts, and forward contracts (“Commodity and Futures Contracts”).  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds or Commodity and Futures Contracts.  A representative list of the types of markets that may be traded is set forth below.

The Partnership is designed to permit investors to participate in the financial advantages presented by trading in Commodity and Futures Contracts. However, trading in Commodity and Futures Contracts does entail significant risks, and it is possible that an investor in the Partnership could lose its entire investment. Trading in Commodity and Futures Contracts is speculative, volatile and highly leveraged and may be riskier and more volatile than many other investments. Further, the Partnership is obligated to pay trading and operational expenses and pay incentive fees, if any, which could materially affect the net results of an investment in the Partnership by reducing net profits or increasing net losses, and the Partnership will be required to make trading profits in the amount of such charges and fees, less interest earned, to avoid depletion or exhaustion of its assets and to generate any profits for the Partnership and the limited partners. There can be no assurance that the Partnership will achieve any profits.

In accordance with the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”), the Partnership offers limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the units up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership. The Partnership offers two classes of limited partnership interests, the Institutional Class and the Investor Class. What class of interests an investor is permitted to purchase will depend upon the nature of the investor (e.g., whether the investor is an institutional investor or an individual investor) and whether a sales agent will receive a commission with respect to such investor. The Investor Class will be charged a 7.00% annual brokerage fee and the Institutional Class will be charged a 4.00% annual brokerage fee. In addition, the classes may be comprised of different series. If the General Partner establishes with respect to a limited partner a fee arrangement whereby the commission charges, General Partner management fee or incentive allocation to the General Partner is different from the general Investor Class or Institutional Class (or any series that has previously been established under the Investor Class or Institutional Class), a new series will be established under the relevant class to reflect such fee arrangement. The General Partner may establish different series in its discretion with higher or lower fees than those described herein to reflect different fee arrangements the General Partner may wish to establish for an investor (or group of investors) for marketing purposes. All limited partnership interests, regardless of series or class, will share on a pro rata basis in the Partnership's holdings and trading results and will have the same redemption and consent rights and are subject to the same minimum investment amounts.

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

The General Partner is responsible for the selection of commodity trading advisors for the Partnership. The General Partner has currently selected WIC to act as trading advisor for the Partnership and the Partnership's capital will be allocated to the Global Directional Portfolio of WIC. The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Limited Partnership Agreement, the General Partner will maintain a general partner contribution of $1,000 to the Partnership.  The individual principals of the General Partner are Robert L. Lerner, Stephen J. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  See ITEM 10. “Directors and Executive Officers.”

Futures Trading

Futures contracts are contracts made on or through a commodity exchange and provide for future delivery of agricultural and industrial commodities, precious metals, foreign currencies or financial instruments, and in the case of certain contracts, such as stock index futures contracts and Eurodollar futures contracts, provide for cash settlement. Such contracts are uniform for each commodity on each exchange and vary only with respect to price and delivery time. A contract to buy or sell may be satisfied either by making or taking delivery of the commodity and payment or acceptance of the entire purchase price therefore or by offsetting the obligation with a contract containing a matching contractual obligation on the same (or a linked) exchange prior to delivery. In futures and forward trading, capital is not used to acquire a physical asset but only as security for the payment of losses incurred on open positions. United States commodity exchanges individually or, in certain limited situations, in conjunction with certain foreign exchanges, provide a clearing mechanism to facilitate the matching of offsetting trades. Once trades made between members of an exchange have been confirmed, the clearinghouse is substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the “guarantee” of performance under open positions provided by the clearinghouse does not extend to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of trading, despite the clearinghouse fully discharging all of its obligations.

Two broad classifications of persons who trade in commodity futures are “hedgers” and “speculators”. Commercial interests, including banks and other financial institutions, and farmers, who market or process commodities, use the futures markets for hedging. Hedging is a protective procedure designed to minimize losses that may occur because of price fluctuations. The usual objective of the hedger is to protect the profit that he expects to earn from his financial operations, rather than to profit strictly from his futures trading. The commodity markets enable the hedger to shift the risk of price fluctuations to the speculator.

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

The General Partner currently allocates the Partnership's capital to WIC's Global Directional Portfolio. The General Partner measures the success of an investment program by its trading and research results and experience. The General Partner believes, on the basis of its past experience, that an account should be considered a long-term investment in order to afford the trading strategy time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate a trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration.

Extensive leverage is available in futures markets. The General Partner will monitor WIC's trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. From the start of the Partnership through February 28, 2011, the leverage that WIC employed on behalf of the Partnership was 1.2, or 20% higher than the actual funds allocated to WIC (such amount is referred to herein as the “Trading Level”). Currently, the Trading Level is 1.0.  In general, margin commitments for the Partnership will range between 15% and 20% of capital, although they may be substantially more or less than that any time. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.

As of December 31, 2010 the below sectors represented the indicated estimated percentage of the Partnership's portfolio and the Partnership held the following futures contracts:

Agricultural Products - 32%	Equities – (2)%

Coffee 23	CAC 40 (JUMBO) 71
Cotton 20	German Sock Index (DAX) 20
World Sugar 41	Hang Seng Index 4
Corn 99	NASDAQ 100 E-MINI 78
Soybeans 61	NIKKEI Stock Average 29
Lean Hogs 105	Standard & Poor's 500 E-MINI 92
Live Cattle 89	Standard & Poor's 500 Stock Price and Dow Mini Indices 29
FTSE 100 6
Currencies – 17%	Euro Stoxx 50 ETF 24

Australian Dollar 50	Interest Rates Long Term - (5)%
Brazilian Real 20
British Pound (33)	Japanese Government Bonds (4)
Euro/Japanese Yen Currency Cross Rate (29)	Long-term Euro Bund (86)
Japanese Yen 14	Ten-Year U.S. Treasury Notes (88)
Mexican Peso 13
New Zealand Dollar 65	Interest Rates Medium Term – (1)%
South African Rand 16
Swiss Franc (28)	ERX 397
Australian Dollar/Japanese Yen Cross Rate 5
Euro Currency (37)	Interest Rates Short Term – 11%
Canadian Dollar 1
Norwegian Krone 11	Eurodollars 594
Two-Year Treasury Notes (196)
Three Month Euribor 439
Energy – 9%
Gasoline Blend Stock 27	Metals – 39%
Heating Oil 16	Gold 57
Light Sweet Crude Oil 22	Copper 23
Natural Gas 1	High Grade Primary Aluminum (17)
Lead 9 Nickel, Tin, and Zinc – 1

Neither the Partnership nor the General Partner has any employees.  Fund administration, calculation of the net asset value and management information systems are provided by NAV Consulting, Inc., and marketing and client services are provided by Bridgeton Global Investors, Inc., an affiliate of the General Partner.

The Advisor

The General Partner has selected WIC as the Partnership's trading advisor. WIC is not affiliated with the General Partner except as described in “Conflicts of Interest.” WIC makes trading decisions pursuant to its proprietary quantitative trading strategy known as Global Directional Portfolio.

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

Allocation of Capital

All of the Partnership's assets are currently allocated to WIC's Global Directional Portfolio, which is a proprietary quantitative trading strategy, and are traded at a leverage ratio of 1.0.  From the start of the Partnership until February 28, 2011 the Partnership traded at a leverage of 1.2 (which is 20% greater than normal) and traded a somewhat more limited set of markets than other accounts traded pursuant to the Advisor’s Global Directional Portfolio strategy.  Effective March 1, 2011, the Partnership trades a complete set of markets.  The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

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

Bridgeton Global Investor Services, Inc. (“Bridgeton Global”) is the Partnership's introducing broker and will introduce the Partnership's account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Bridgeton Global is an affiliate of the General Partner.  Each of ADMIS and NUSA acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. Neither ADMIS nor NUSA will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. As of December 31, 2009 and December 31, 2010, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

Brokerage Commission

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the Investor Class limited partnership interests of the Partnership as of the beginning of each month (a 7.00% annual rate). The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate). In addition to payments to properly registered selling agents, the General Partner will pay from the brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. To the extent that the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. To the extent different brokerage commissions are charged because of the varying payments to selling agents, a new series for the Class will be established. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end, and any accrued incentive allocations as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. The General Partner may pay a portion of the brokerage commission to finders the General Partner may engage from time to time.

Organizational and Initial Offering Costs

The predecessor General Partner paid the organizational and initial offering expenses of the Partnership which amounted to $23,910. These costs include legal and accounting fees, printing expenses, escrow charges, filing and registration costs. The Partnership has reimbursed the predecessor General Partner for these expenses.

The Advisor

Management Fee

The Partnership will pay to WIC a quarterly management fee of 0.50% (2% per year) of the Trading Level (as defined below) for each month during such quarter.

The Partnership's “Trading Level” shall mean the Partnership's Net Asset allocated to WIC times the leverage to be employed by WIC from time to time upon the direction of the General Partner. Currently, this leverage ratio is 1.0, however, from the start of the Partnership until February 28, 2011, it was 1.2.  The Partnership's “Net Assets” shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the fair value of all open commodity positions and other assets maintained by the Partnership, less all liabilities and reserves of the Partnership, including accrued management fees and incentive allocations, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with U.S. generally accepted accounting principles. The fair value of a commodity futures contract or option on a commodity futures contract shall mean the most recent available closing quotation on the exchange through which the particular commodity futures contract or option on a commodity futures contract is traded by the Partnership; the fair value of a forward contract is determined by the dealer with which the Partnership has traded the contract. If, however, a contract cannot be liquidated on the day with respect to which the cumulative profits or losses on the account are being determined, because of the operation of daily limits or other rules of the commodity exchange upon which the contract is traded or otherwise, the settlement price on the first subsequent day on which the contract can be liquidated is the basis for determining the liquidating value of such contract for such day.

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

Others

The General Partner will pay expenses of the continuing offering (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The Partnership will pay ordinary operating expenses actually incurred by the Partnership, including periodic legal, accounting, and auditing fees, and other administrative expenses and fees associated with the operation of the Partnership, which are estimated to be approximately $330,000 per year (excluding any extraordinary expenses).

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

Neither the Partnership nor the General Partner has any employees.  Fund administration, calculation of the net asset value and management information systems are provided by NAV Consulting, Inc., and marketing and client service are provided by Bridgeton Global.

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

Affiliation of the General Partner with Bridgeton Global

The General Partner is affiliated with Bridgeton Global, the introducing broker for the Partnership.  Accordingly, the General Partner may have a conflict of interest between doing what the General Partner believes will be most advantageous to the Partnership and retaining Bridgeton Global as an introducing broker for the Partnership and earning fees for Bridgeton Global.

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

Management of Other Accounts by the Advisor and the General Partner

The Advisor and its affiliates currently manage other accounts. As of December 31, 2010, WIC managed 19 accounts. In addition, the General Partner acts as general partner for another limited partnership, Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP), that trades commodity interests and may compete with the Partnership for positions, and the Advisor, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisor or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. Such differing compensation arrangements may provide an incentive for the General Partner or WIC to favor one account over another.

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

Trading by Affiliates of the General Partner for Their Own Accounts

The trading principals of the General Partner and their families and affiliates also may trade for their own accounts. Results of such trading will not be made available to Limited Partners because of the confidential nature of such records. In addition, the General Partner, its trading principals or their affiliates may serve as the general partner or sponsor for other investment vehicles engaged in the trading of instruments and contracts similar to those traded by the Partnership. Such vehicles may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the General Partner, its principal or their affiliates from such other vehicles may differ from the compensation received from the Partnership.

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

ITEM 1A.  Risk Factors.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

ITEM 1B.  Unresolved Staff Comments.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

ITEM 2.  Properties.

The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner, at 7535 Windsor Drive, Suite A205, Allentown, PA 18195.

ITEM 3.  Legal Proceedings.

There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2010, 37,595.37 Partnership Units were held by 526 Limited Partners and the General Partner.

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

From January 1, 2010 through December 31, 2010, 4,170.42 Partnership Units were subscribed for the aggregate net subscription amount of $4,181,122. Details of the subscriptions of these Partnership Units are as follows:

Amount of
Subscriptions
January 2010	$273,432
February 2010	$522,000
March 2010	$553,235
April 2010	$228,101
May 2010	$280,647
June 2010	$271,474
July 2010	$631,968
August 2010	$493,369
September 2010	$38,435
October 2010	$12,734
November 2010	$583,455
December 2010	$292,272

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

ITEM 6.  Selected Financial Data.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Partnership was formed on March 19, 2007 under the laws of the State of Delaware. The Partnership commenced trading operations as of August 1, 2007 with partners' capital of $4,071,453. The success of the Partnership is dependent upon the ability of its advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital payments after payment of all fees and expenses. The Partnership's future operating results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisor, changes in interests rates and the amount of subscriptions and redemptions. Because of the nature of these factors and their interaction, past performance is not indicative of future results and it is impossible to predict future operating results, financial position and cash flows of the Partnership.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner, payment of management fees to the General Partner and the Advisor, payment of incentive allocation to the General Partner in certain circumstances and administrative expenses.

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. At current interest rate levels,  the Partnership is expected to earn an effective annual income of  0.85% of net assets.  Accordingly, the Investor Class would need to generate trading income of 9.96% over a year to break even and the Institutional Class would need to generate trading income of 6.96% over a year to break even. The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. The General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership's behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor's trading program. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

Currently the assets of the Partnership are allocated for trading in Commodity Interests entirely to the Global Directional Portfolio, a proprietary quantitative trading strategy developed and operated by WIC.

Limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the Partnership as of the beginning of each month (a 7.0% annual rate). The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such limited partnership interests will be reduced accordingly. The General Partner pays from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2010, ADMIS and NUSA are the clearing brokers for the Partnership.

Result of Operations

Comparison of the Fiscal Years Ended December 31, 2010 and 2009.

As of December 31, 2010, total partners' capital (net asset value) of the Partnership was $44,087,080 compared to its net asset value of $42,934,271 at December 31, 2009. The Partnership's 2010 subscriptions and redemptions totaled $4,181,122 and $8,787,986 respectively, compared to $19,579,953 and $5,641,542 respectively, in 2009.

For the year ended December 31, 2010, the Partnership had net realized and unrealized trading profits of $10,186,034 and $34,020 in interest income. For that same period, the Partnership had expenses comprised of $2,745,921 in brokerage commissions including clearing and exchange fees, $1,383,669 in management fees, $144,152 in professional fees, and $186,639 in accounting, administrative fees and other expenses. The Partnership recorded a net gain of $5,759,673 for the year ended December 31, 2010.

Interest income decreased to $34,020 from $76,326 in 2009 primarily due to declining interest rates through 2010.  Brokerage commissions decreased to $2,745,921 from $2,970,353 in 2009.  Brokerage commissions are charged as a percentage of net assets and are lower due to a lower average net asset value in 2010 as compared to 2009.  Management fees are charged as a percentage of the net assets and decreased to $1,383,669 from $1,455,367 in 2009 due to a lower number of subscriptions and higher redemptions in 2010 as compared to 2009.  Professional fees decreased to $144,152 from $247,764 in 2009 as a result of a decrease in professional fees. Accounting, administrative fees and other expenses decreased to $186,639 from $187,492 in 2009 as a result of a decrease in administrative and accounting fees and other expenses.

In January 2010, the Partnership was unprofitable. The Partnership generated losses on its positions in US fixed income markets, base metals and the energy sector; the Partnership had gains in European fixed income markets, the Euro and sugar. The Partnership recorded a net loss of $(3,855,270). In February 2010, trading was profitable as the Partnership had gains in European fixed income markets and the EUR/JPY; the Partnership had losses in base metals, crude oil, Asian stock indices, and the New Zealand Dollar. The Partnership recorded a net gain of $839,489. In March 2010, trading was profitable. The Partnership had gains in base metals, US and Japanese stock indices, cattle and natural gas; the Partnership had losses in US and Japanese fixed income markets, zinc and the Canadian Dollar. The Partnership recorded a net gain of $1,694,428. In April 2010, the Partnership had a net gain of $2,089,791. The Partnership’s positions in crude oil, gold, Euro Bund, and the Japanese Long Bond were profitable.  The Partnership’s positions in US 10-year Notes, EUR/JPY and copper produced losses.  In May 2010, the Partnership had a net loss of $(2,641,348). The Partnership’s positions in the Australian Dollar, Norwegian Krone, the New Zealand Dollar, and the Japanese Yen were unprofitable; positions in US and Japanese stock indices also had losses.  The Partnership’s positions in EUR/JPY, US and European fixed income markets and EUR/USD produced some gains.  In June 2010, the Partnership had a net gain of $450,752.  The Partnership’s positions in US and Japanese fixed income markets, coffee and gold were profitable.  The Partnership’s positions in energy complex, European stock indices and corn were unprofitable. In July 2010, the Partnership was profitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil. The Partnership recorded a net gain of $500,457. In August 2010, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar; the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $1,191,121. In September 2010, trading was profitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net gain of $1,712,679.   In October 2010, the Partnership was profitable. The Partnership had gains in corn, soybeans, gold, sugar, and coffee; the Partnership had losses in European fixed income markets, base metals, and cattle.  The Partnership recorded a net gain of $2,090,820. In November 2010, trading was unprofitable as the Partnership had losses in Japanese fixed income markets, corn, the Eurodollar, EUR/JPY, the Australian Dollar and the New Zealand Dollar; the Partnership had gains in cattle, gold, zinc, soybeans, and EUR/USD.  The Partnership recorded a net loss of $(2,195,605). In December 2010, trading was profitable. The Partnership had gains in copper, soybeans, corn, coffee, sugar, and the Australian Dollar; the Partnership had losses in Japanese fixed income markets, zinc and the Swiss Franc.  The Partnership recorded a net gain of $3,882,359.

In January 2009, the Partnership was unprofitable. The Partnership generated losses on its positions in New Zealand Dollar, Australian Dollar, European fixed income markets, the Japanese Yen, Asian stock indices and zinc; the Partnership had gains in aluminum, Canadian Dollar, European stock indices and Swiss Franc. The Partnership recorded a net loss of $(1,738,093). In February 2009, trading was unprofitable as the Partnership had losses in European stock indices, Japanese fixed income markets, EUR/JPY, and the New Zealand Dollar; the Partnership had gains in US stock indices, JPY, European fixed income instruments, and the Canadian Dollar. The Partnership recorded a net loss of $(1,618,233). In March 2009, trading was slightly unprofitable. The Partnership had losses in the Euro, Canadian and US stock indices, copper and Swiss Franc; the Partnership had gains in New Zealand Dollar, Australian Dollar, European fixed income instruments, zinc and Asian stock indices. The Partnership recorded a net loss of $(178,323). In April 2009, the Partnership had a loss. The Partnership had losses in European stock indices, US fixed income instruments, tin, the Euro and the Canadian Dollar; the Partnership generated gains in the Australian Dollar, Asian stock indices, zinc and the Norwegian Krone. The Partnership recorded a net loss of $(2,590,484). In May 2009, trading was profitable as the Partnership had gains in the New Zealand Dollar, the Australian Dollar, lead, the Norwegian Krone and Asian stock indices; the Partnership generated losses in the Canadian Dollar, the Swiss Franc, tin, the Japanese Yen and crude oil.  The Partnership recorded a net gain of $1,243,943. In June 2009, the Partnership had a small loss. The Partnership had gains in the Canadian Dollar, nickel, hogs, corn and lead; the Partnership had losses in US and Japanese fixed income instruments, aluminum, tin and gold. The Partnership recorded a net loss of $(931,554). In July 2009, the Partnership was unprofitable. The Partnership had losses in aluminum, the Canadian Dollar, US fixed income markets and non-US stock indices; the Partnership had gains in nickel, the Norwegian Krone, the Australian Dollar, the Hang Seng stock index and crude oil.. The Partnership recorded a net loss of $(1,493,647). In August 2009, trading was profitable as the Partnership had gains in copper, Japanese fixed income markets, sugar, nickel and the New Zealand Dollar;. the Partnership had losses in US and European fixed income markets, tin and coffee. The Partnership recorded a net gain of $(528,290). In September 2009, trading was unprofitable. The Partnership had losses in nickel, European fixed income markets and copper; the Partnership had gains in the New Zealand Dollar, the Australian Dollar, the Norwegian Krone, and certain global fixed income markets. The Partnership recorded a net loss of $(527,770).   In October 2009, the Partnership was unprofitable. The Partnership had losses in Japanese, European and US long-term fixed income markets, the Japanese Yen and aluminum; the Partnership had gains in short-term US fixed income markets, the Euro, the Australian Dollar and copper.  The Partnership recorded a net loss of $(1,371,480). In November 2009, trading was profitable as the Partnership had gains in US fixed income markets, gold, copper and soybeans; the Partnership had losses in nickel,  Japanese fixed income markets and the Japanese Yen, Canadian Dollar and Swiss Franc.  The Partnership recorded a net gain of $2,562,709. In December 2009, trading was unprofitable. The Partnership had losses in US and European fixed income markets, gold, crude oil and gasoline; the Partnership had gains in base metals, the Japanese Yen and Swiss Franc.  The Partnership recorded a net loss of $(2,623,621).

The net asset value per Investor Class Unit at December 31, 2010 increased 14.67% from $1,012.75 at December 31, 2009 to $1,161.27 at December 31, 2010. The net asset value per Institutional Class Unit, Series 1 at December 31, 2010 increased 19.30% from $1,131.35 at December 31, 2009 to $1,349.66 at December 31, 2010. The net asset value per Institutional Class Unit, Series 2 at December 31, 2010 increased 18.12% from $1,088.86 at December 31, 2009 to $1,286.20 at December 31, 2010. The net asset value per Institutional Class Unit, General Partner, Series 3 at December 31, 2010 increased 19.30% from $3,868.49 at December 31, 2009 to $4,614.97 at December 31, 2010.

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

In general, the Advisor will trade only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

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

Contractual Obligations and Commercial Commitments

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the information under this item.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the Partnership's financial statements.  The Partnership's significant accounting policies are described in detail in Note 2 of the Notes to Financial Statements.

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2010, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2010 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2010.

The potential loss in earnings for each market risk exposure as of December 31, 2010 was:

Currency exchange rate risk	$126,773
Commodity price risk	$749,978
Interest rate risk	$370,040

ITEM 8.  Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A.  Controls and Procedures.

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

Based upon that evaluation, the General Partner has concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2010 in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC.

There were no changes in the Partnership's internal controls during the fourth quarter of 2010 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2010. Based upon that evaluation, the General Partner has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2010. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management's annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B.  Other Information.

None

PART III

ITEM 10.  Directors and Executive Officers.

The Partnership has no directors or officers.  The General Partner has been registered with the CFTC pursuant to the  Commodity Exchange Act as a Commodity Pool Operator since January 11, 2011 and has been a member of the NFA since January 11, 2011.  The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.  Mr. Lerner and Mr. Roseme are the chairman and chief executive, respectively, of the General Partner.  The individual principals of the General Partner are Mr. Lerner, Mr. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  The General Partner is a member of the NFA.

Robert L. Lerner, age 54, is an owner and the Chairman of the General Partner and has been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 44, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Welton Investment Corporation as the Partnership's trading advisor. The principals and certain officers of the Advisor are as follows:

Patrick Welton, Chief Executive Officer, Co-Founder, Age 50.  Mr. Welton oversees all internal departments, with an emphasis on trading and risk management.  He was a National Futures Association (NFA) Board of Director from 1997-2000.  Mr. Welton has spoken at conferences, authored articles, participated in panel presentations and served on committees for the Managed Funds Association (MFA) and the NFA.  He is also an investment committee member of a California pension plan and an endowment.  Mr. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  He has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator. Mr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University respectively.  Dr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University, respectively. He has been with WIC and has been Chief Executive Officer and Chairman since November 1988.

Annette Welton, Chair, Board of Directors, Co-Founder, Age 49.  Ms. Welton chairs the Board of Directors.  In her role, she provides oversight of management, develops independent feedback to the board, and engages in high level industry relations.  Prior to assuming her current duties in mid 2009, Ms. Welton served as the firm’s Chief Operating Officer where she was instrumental in leading the firm for the prior two decades.  She has served in the MFA’s Public Relations and Trading and Markets Committees, as well as on the NFA’s Nominating Committee.  Ms. Welton currently serves on the Monterey Bay Board of a nationally-based nonprofit charity in a finance capacity.  She holds a BS from UCLA.  She holds a BS from UCLA. Ms. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  She has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator.  She has been with WIC and has been Chief Operating Officer and Chief Financial Officer since November 1988.

Brent Hankins, CAIA, Senior Managing Director, Director of Portfolio and Trading Operations, Age 40. Mr. Hankins’ primary responsibilities include portfolio oversight, management of the firm’s trading operations and participation in the firm’s research process.  Drawing on his depth of experience with Welton, Mr. Hankins has spoken at numerous alternative investment conferences throughout the U.S. and Asia.  He holds the CAIA designation and earned a BS from California Polytechnic University at San Luis Obispo. Mr. Hankins has been registered as an Associated Person with Welton Investment Corporation since March 1993 and listed as a Principal with Welton Investment Corporation since February 2000.  He has been with WIC since January 1993 and Senior Portfolio Manager since February 2000.

David Nowlin, Senior Managing Director, Chief Compliance Officer & Chief Administrative Officer, Age 49. Mr. Nowlin oversees all aspects of WIC’s corporate and regulatory compliance along with the administrative operations. Previously, he worked as an Associate with the firms formerly known as Price Waterhouse and Dean Witter Reynolds. Mr. Nowlin earned an MBA from Santa Clara University and a BA from Westmont College. He has been with WIC since June 1993 and has been Chief Compliance Officer since February 2000.

Justin Balas, CAIASM, Senior Managing Director, Director of Research, Age 34. Mr. Balas oversees the firm’s proprietary research directives and the development of new products, managing groups of specialists within Information Technology, Trading and Applied Sciences.   He holds the CAIA designation and earned a BA from the University of California, Santa Cruz. Mr. Balas has been registered as an Associated Person with Welton Investment Corporation since October 2004 and listed as a Principal with Welton Investment Corporation since February 2011.

Guillaume Detrait, Senior Managing Director, Chief Operating Officer & Chief Enterprise Risk Officer, Age 40. Mr. Detrait oversees the overall operations of the firm and the enterprise risk management function, both partnering with internal departments to consolidate sound business practices and ensuring that all major risk categories are properly mitigated. Prior to joining the firm, Mr. Detrait was a Vice President at HSBC where he participated in strategic development for the US credit card division from 2005 to 2008. He holds an MBA from Columbia Business School and a BS in Economics from ESC Reims in France. Mr. Detrait has been registered as an Associated Person with Welton Investment Corporation since September 2008 and listed as a Principal with Welton Investment Corporation since February 2011.

Christopher Keenan, Senior Managing Director, Director of Strategic Marketing, Age 42.  Mr. Keenan manages strategic marketing initiatives. He holds an MBA from Northwestern’s Kellogg School of Business and a BA from UCLA. Mr. Keenan has been registered as an Associated Person with Welton Investment Corporation since March 2003 and listed as a Principal with Welton Investment Corporation since February 2011.

Justin Dew, Senior Managing Director, Director of Strategic Development, Age 36.  Mr. Dew is responsible for business development, expanding the firm’s East Coast presence and identifying, evaluating and executing strategic growth opportunities. Formerly he was a Managing Director and Head of Strategic Development for the Clinton Group from 2006 to 2008. Prior to that, he was a Senior Director and Global Head of Alternative Strategies at Standard & Poor’s from 2002 to 2006. Mr. Dew holds an MBA from Cornell University and a BS from Ithaca College. He has been registered as an Associated Person with Welton Investment Corporation January 2009 and listed as a Principal with Welton Investment Corporation since February 2011.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.01.

ITEM 11.  Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See ITEM 1. Business -- “Fees and Expenses.”

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2010, approximately 37,595.3694 Partnership Units were held by 526 Limited Partners and the General Partner. As of December 31, 2010 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2010, the General Partner (which was Ruvane on December 31, 2010) owned $100,000 of general partner interests in the Partnership, or 21.6686 Partnership Units, representing approximately 0.06% of the total outstanding Partnership Units, and also beneficially owned 458.4916 Limited Partnership Units.  Ruvane is owned entirely by Robert L. Lerner and a trust for the benefit of him and his family.  As of March 1, 2011, the General Partner (which was Bridgeton as of March 1, 2011) owned $1,000 of interests in the Partnership or 0.002% of the Partnership. The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13.  Certain Relationships and Related Transactions.

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See ITEM  1. Business “Fees and Expenses”. For the years ended December 31, 2010 and December 31, 2009, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $386,920 and  $413,206, respectively. For the years ended December 31, 2010 and December 31, 2009, the General Partner received net brokerage commissions of $2,094,250 and  $2,466,507 respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 7.0% annually of the net asset value of the Investor Class Interests and 4.0% annually of the Institutional Class Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers; net brokerage commissions do not account for any amounts paid by the General Partner to selling agents.

ITEM 14.  Principal Accountant Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr & Associates, L.L.C. (“Arthur Bell”) for 2010 and for Deloitte & Touche LLP in 2009.

	2010	2009

Audit Fees (1)	$60.1	$158.5
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$60.1	$158.5

The General Partner is responsible for approving every engagement of Arthur Bell to perform audit or non-audit services for the Partnership before Arthur Bell is engaged to provide those services. The General Partner considers whether the provision of any non-audit provisions is compatible with maintaining Arthur Bell's independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bridgton Global Directional Fund, LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

By: Bridgeton Fund Management, LLC

Its: General Partner

By: /s/ Robert L. Lerner
Robert L. Lerner, Chairman

Date: March 31, 2011

By: /s/ Stephen J. Roseme
Stephen J. Roseme,
Chief Executive, Principal Executive Officer and Principal Financial Officer

Date: March 31, 2011

INDEX TO EXHIBITS

Exhibit Number Item Description

3.1	Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Limited Partnership for the Partnership

3.3	Form of Amended and Restated Limited Partnership Agreement for the Partnership

10.1	Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

14.1	General Partner Code of Ethics

31.1	Rule 13a-14(a)/13d-14(a) Certifications

32.1	Section 1350 Certification

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

_____________

TABLE OF CONTENTS
_____________

REPORTS OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRMS
Statements of Financial Condition
as of December 31, 2010 and December 31, 2009
Condensed Schedules of Investments
as of December 31, 2010 and December 31, 2009
Statements of Income (Loss) and General Partner Incentive Allocation
for the Years Ended December 31, 2010 and 2009
Statements of Changes in Partners’ Capital (Net Asset Value)
for the Years Ended December 31, 2010 and 2009
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Global Directional Fund, LP

We have audited the accompanying statement of financial condition of Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP), including the condensed schedule of investments, as of December 31, 2010, and the related statements of income (loss) and general partner incentive allocation and changes in partners’ capital (net asset value) for the year then ended.  These financial statements are the responsibility of the General Partner.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Global Directional Fund, LP as of December 31, 2010, and the results of its operations and the changes in its net asset value for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of RFMC Global Directional Fund, LP:

We have audited the accompanying statement of financial condition of RFMC Global Directional Fund, LP (the "Partnership"), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income (loss) and general partner incentive allocation and changes in partners' capital (net asset value) for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFMC Global Directional Fund, LP as of December 31, 2009, and the results of its operations and changes in its partners' capital (net asset value) for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Princeton, NJ
March 31, 2010

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2010 and December 31, 2009

_______________

	December 31,	December 31,
	2010	2009
ASSETS
EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS:
Due from brokers (including margin deposits of $4,927,385 for 2010 and $5,598,001 for 2009)	$18,208,550	$9,186,463
Net unrealized gains on open positions	3,334,386	353,674
Net unrealized losses on open positions	0	(598,888)
	21,542,936	8,941,249
CASH AND CASH EQUIVALENTS	24,203,397	34,895,928
DUE FROM GENERAL PARTNER	62,876	59,669
TOTAL ASSETS	$45,809,209	$43,896,846
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$342,500	$188,000
Redemptions payable	1,063,391	415,464
Other accrued expenses	57,813	92,420
Accrued management fees	258,425	266,691
TOTAL LIABILITIES	1,722,129	962,575
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (35,222.9640 and 38,486.0252 fully redeemable units at December 31, 2010 and December 31, 2009, respectively)	40,903,285	38,976,534
Limited partners – Institutional Class – Series 1 (949.7838 and 1,493.4694 fully redeemable units at December 31, 2010 and December 31, 2009, respectively)	1,281,885	1,689,632
Limited partners – Institutional Class – Series 2 (1,400.9530 and 1,413.4121 fully redeemable units at December 31, 2010 and December 31, 2009, respectively)	1,801,910	1,539,004
General partner – Institutional Class – Series 3 (21.6686 and 188.4717 fully redeemable units at December 31, 2010 and December 31, 2009, respectively)	100,000	729,101
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	44,087,080	42,934,271
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$45,809,209	$43,896,846

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners' Capital*
		Currencies	$628,348	1.425%
		Energy	629,734	1.428%
		Grains	506,137	1.148%
		Interest rates	411,355	0.933%
		Livestock	209,800	0.476%
		Metals
98	03/16/11 – 06/15/11	London Copper	2,946,275	6.683%
		Other	2,790,085	6.329%
		Stock indices	(82,854)	(0.188)%
		Tropical products	368,120	0.835%
		Total long futures contracts	$8,407,000	19.069%

SHORT FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners' Capital*
		Currencies	$(44,697)	(0.101)%
		Energy	(344,100)	(0.781)%
		Interest rates	(255,169)	(0.579)%
		Metals
75	03/16/11-06/15/11	London Copper	(1,545,620)	(3.506)%
		Other	(2,883,028)	(6.539)%
		Total short futures contracts	$(5,072,614)	(11.506)%
		Total futures contracts	$3,334,386	7.563%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2009
_______________

LONG FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% Partners' Capital*
		Currencies	$(236,100)	(0.550)%
		Energy	(10,161)	(0.024)%
		Grains	56,875	0.133%
		Interest rates	(392,162)	(0.913)%
		Livestock	30,240	0.070%
		Metals
119	3/17/10 – 6/16/10	London Copper	2,305,723	5.370%
		Other	3,100,159	7.221%
		Stock indices	193,239	0.450%
		Tropical products	94,472	0.220%
		Total long futures contracts	$5,142,285	11.977%

SHORT FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% Partners' Capital*
		Currencies	$308,804	0.719%
		Energy	(222,390)	(0.518)%
		Interest rates	173,047	0.403%
		Metals
83	3/17/10 – 6/16/10	London Copper	(1,569,108)	(3.655)%
		Other	(4,070,317)	(9.480)%
		Stock indices	(7,535)	(0.017)%
		Total short futures contracts	$(5,387,499)	(12.548)%
		Total futures contracts	$(245,214)	(0.571)%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Years Ended December 31, 2010 and 2009
_______________

	2010	2009
NET INVESTMENT (LOSS)
Income:
Interest income	$34,020	$76,326
Expenses:
Brokerage commissions	2,745,921	2,970,353
Management fees	1,383,669	1,455,367
Professional fees	144,152	247,764
Accounting, administrative fees and other expenses	186,639	187,492
Total expenses	4,460,381	4,860,976
Net investment (loss)	(4,426,361)	(4,784,650)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures:
Net realized gains (losses) on closed positions	6,606,434	(3,363,824)
Change in net unrealized gains (losses) on open positions	3,579,600	(589,789)
Net trading profits (losses)	10,186,034	(3,953,613)
NET INCOME (LOSS)	$5,759,673	$(8,738,263)

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$140.55	$(222.04)
Institutional Class – Series 1	$162.77	$(202.27)
Institutional Class – Series 2	$192.51	$(158.55)
Institutional Class – General Partner – Series 3	$753.48	$(694.14)

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2010 and 2009
______________

	Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at December 31, 2008	27,495.4455	34,232,682	1,554.3584	2,075,754	454.5724	589,829	183.2414	835,858	37,734,123
Additions	16,008.5494	18,296,395	95.3204	115,156	979.6365	1,146,000	5.2303	22,402	19,579,953
Redemptions	(5,017.9697)	(5,440,034)	(156.2094)	(177,550)	(20.7968)	(23,958)	-	-	(5,641.542)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(8,112,509)	-	(323,728)	-	(172,867)	-	(129,159)	(8,738,263)
Balances at December 31, 2009	38,486.0252	38,976,534	1,493.4694	1,689,632	1,413.4121	1,539,004	188.4717	729,101	42,934,271
Additions	4,025.6655	3,999,399	20.8716	23,672	119.2802	140,000	4.6026	18,051	4,181,122
Redemptions	(7,288.7267)	(7,238,404)	(564.5572)	(622,650)	(131.7393)	(135,899)	(171.4057)	(791,033)	(8,787,986)
Net income:
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	5,165,756	-	191,231	-	258,805	-	143,881	5,759,673
Balances at December 31, 2010	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080

	Net Asset Value Per Unit
		Institutional Class
	Investor Class	Series 1	Series 2	Series 3 General Partner
December 31, 2008	$1,245.03	$1,335.44	$1,297.55	$4,561.51

December 31, 2009	$1,012.75	$1,131.35	$1,088.86	$3,868.49

December 31, 2010	$1,161.27	$1,349.66	$1,286.20	$4,614.97

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009
_______________

1.	PARTNERSHIP ORGANIZATION

Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP) (“the Partnership”), a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership’s business is to trade, buy, sell or otherwise acquire, hold, or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices, and sectors (“Commodity Interests”), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange trades securities, options on exchange traded securities, exchange traded funds, or Commodity Interests.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the “General Partner” for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2010, Bridgeton Fund Management, LLC (“Bridgeton”, or the “General Partner” for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The General Partner of the Partnership is registered as a Commodity Pool Operator and a Commodity Trading Advisor with the Commodity Futures Trading Commission (CFTC).  The General Partner is required by the Limited Partnership Agreement, as amended and restated, (the “Agreement”) to contribute $1,000 to the Partnership.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At December 31, 2010 and December 31, 2009, the Partnership had investments in money market mutual funds of $21,243,750 and $32,908,933, respectively.  Interest received on cash deposits and dividends received from money market mutual funds is included as interest income and recognized on an accrual basis.

	C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at December 31, 2010 and December 31, 2009 consisted of cash on deposit with the brokers of $18,208,550 and $9,186,463, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

	D.	Investments in Commodity Futures Contracts

Investments in commodity futures contracts are recorded on the trade date and open contracts are stated in the financial statements at their fair value on the last business day of the reporting period, based on quoted market prices.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the  Statements of Income (Loss) and General Partner Incentive Allocation.

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

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the years ended December 31, 2010 and 2009, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  For the years ended December 31, 2010 and 2009 such execution costs totaled $13,316 and $785, respectively.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Year Ended December 31,
	2010	2009
Investor Class	$2,602,185	$2,812,334
Institutional Class – Series 1	53,915	77,137
Institutional Class – Series 2	59,597	50,209
Institutional Class –
General Partner – Series 3	30,224	30,673
Total	$2,745,921	$2,970,353

As of December 31, 2010 and 2009, $62,876 and $59,669, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.
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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the year ended December 31, 2010 and 2009, the General Partner earned no incentive allocations.

The General Partner will pay three-fourths of incentive allocations it receives, if any, to the Advisor, and the General Partner may distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership.

H.	Management Fees

Investor Class and Institutional Class – Series 2 interests pay the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner.  Institutional Class Series 1 and Series 3 interests are not assessed a management fee by the General Partner.  Management fees earned by the General Partner were as follows:

	For the Year Ended December 31,
	2010	2009
Investor Class	$372,177	$401,542
Institutional Class – Series 2	14,743	11,664
Total	$386,920	$413,206

As of December 31, 2010 and 2009, no management fees were due to the General Partner.

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

	For the Year Ended December 31,
	2010	2009
Investor Class	$909,205	$948,804
Institutional Class – Series 1	32,800	45,495
Institutional Class – Series 2	36,318	29,773
Institutional Class – General Partner – Series 3	18,426	18,089
Total	$996,749	$1,042,161

As of December 31, 2010 and 2009, $258,425 and $266,691, respectively, was due to the Advisor for management fees.
	I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topics 740, Income Taxes; and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2010 and 2009.

The Partnership files U.S. federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.
	K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as “Prepaid subscriptions” in the Statements of Financial Condition.

	L.	Redemptions
Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.
	M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net Realized Gains (Losses) on Closed Positions” in the Statements of Income (Loss) and General Partner Incentive Allocation and totaled $27,595 and $116,784 for the years ended December 31, 2010 and 2009, respectively.

	N.	Recently Issued Accounting Pronouncement

On January 21, 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), entitled Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends the Fair Value Measurements and Disclosures Topic of the Codification to add new to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The application of ASU 2010-06 is required for fiscal years and interim periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are required for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  During the year ended December 31, 2010, there were no transfers into and out of Level 1 and Level 2.  The adoption of ASU 2010-06 did not have a material impact on the Partnership’s financial statements.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$8,802,183	$8,802,183	N/A	N/A
Money market mutual funds	21,243,750	21,243,750	N/A	N/A
Total investment assets	$30,045,933	$30,045,933
Liabilities
Futures contracts	$(5,467,797)	$(5,467,797)	N/A	N/A
Total investment liabilities	$(5,467,797)	$(5,467,797)

	As of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$7,185,322	$7,185,322	N/A	N/A
Money market mutual funds	32,908,933	32,908,933	N/A	N/A
Total investment assets	$40,094,255	$40,094,255
Liabilities
Futures contracts	$(7,430,536)	$(7,430,536)	N/A	N/A
Total investment liabilities	$(7,430,536)	$(7,430,536)

4.	DERIVATIVE INSTRUMENTS

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

	As of December 31, 2010
	Assets	Liabilities	Net
Currencies	$759,820	$(176,169)	$583,651
Energy	629,734	(344,100)	285,634
Grains	506,137	0	506,137
Interest rates	442,801	(286,615)	156,186
Livestock	209,800	0	209,800
Metals	5,829,566	(4,521,854)	1,307,712
Stock indices	38,413	(121,267)	(82,854)
Tropical products	385,912	(17,792)	368,120
Total futures contracts	$8,802,183	$(5,467,797)	$3,334,386

	As of December 31, 2009
	Assets	Liabilities	Net
Currencies	$441,124	$(368,420)	$72,704
Energy	80,967	(313,518)	(232,551)
Grains	64,663	(7,788)	56,875
Interest rates	275,595	(494,710)	(219,115)
Livestock	31,640	(1,400)	30,240
Metals	5,943,252	(6,176,795)	(233,543)
Stock indices	222,236	(36,532)	185,704
Tropical products	125,845	(31,373)	94,472
Total futures contracts	$7,185,322	$(7,430,536)	$(245,214)

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Year ended December 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$(942,707)	$510,947	$(431,760)	10,856
Energy	(1,384,959)	518,185	(866,774)	9,468
Grains	1,708,900	449,262	2,158,162	6,446
Interest rates	5,677,769	375,301	6,053,070	36,282
Livestock	(33,340)	179,560	146,220	6,874
Metals	1,269,969	1,541,255	2,811,224	5,540
Stock indices	(1,632,407)	(268,558)	(1,900,965)	39,758
Tropical products	1,943,209	273,648	2,216,857	5,118
Total	$6,606,434	$3,579,600	$10,186,034	120,342

	For the Year ended December 31, 2009
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$882,442	$190,454	$1,072,896	7,896
Energy	(513,414)	(160,023)	(673,437)	6,066
Grains	(208,750)	99,250	(109,500)	2,432
Interest rates	(2,873,487)	(447,926)	(3,321,413)	25,678
Livestock	250,970	44,360	295,330	2,998
Metals	267,219	(630,418)	(363,199)	3,976
Stock indices	(1,203,301)	191,200	(1,012,101)	44,764
Tropical products	34,497	123,314	157,811	3,404
Total	$(3,363,824)	$(589,789)	$(3,953,613)	97,214

	A.	Market Risk

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the  Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the  Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of December 31, 2010 and December 31, 2009, the latest maturity dates for open contracts are December 2011 and December 2010, respectively.

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

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2010 and 2009.  The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2010
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$1,012.75	$1,131.35	$1,088.86
Profit (loss) from operations
Net investment (loss)	(113.03)	(82.21)	(90.36)
Net trading profits	261.55	300.52	287.70
Net profit	148.52	218.31	197.34
Net Asset Value, end of the year	$1,161.27	$1,349.66	$1,286.20
Total Return(1)	14.67%	19.30%	18.12%
Supplemental Data
Ratios to average net asset value
Expenses	11.30%	7.34%	8.23%
Net investment (loss)	(11.21)%	(7.26)%	(8.14)%

	Year Ended December 31, 2009
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$1,245.03	$1,335.44	$1,297.55
Profit (loss) from operations
Net investment (loss)	(122.87)	(86.32)	(93.78)
Net trading (losses)	(109.41)	(117.77)	(114.91)
Net (loss)	(232.28)	(204.09)	(208.69)
Net Asset Value, end of the year	$1,012.75	$1,131.35	$1,088.86
Total Return(1)	(18.66)%	(15.28)%	(16.08)%
Supplemental Data
Ratios to average net asset value
Expenses	11.91%	7.58%	8.87%
Net investment (loss)	(11.61)%	(7.27)%	(8.60)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

_________
 (1)           Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.

6.	SUBSEQUENT EVENTS

From the start of the Partnership through February 28, 2011, the leverage that the Advisor employed on behalf of the Partnership was 1.2, or 20% higher than the actual funds allocated to the Advisor.  Effective March 1, 2011, the Trading Level was reduced to 1.0.

On February 1, 2011, Bridgeton Fund Management LLC ("BFM") became a General Partner of the Partnership in addition to Ruvane Fund Management Corporation ("Ruvane"). BFM is beneficially owned by Robert L. Lerner the principal shareholder and President of Ruvane, and Stephen J. Roseme, a principal shareholder and President of Bridgeton Global Investor Services, Inc., the Partnership' introducing broker. Effective March 1, 2011, Ruvane withdrew from the Partnership' Limited Partnership Agreement was amended and restated to reflect the fact that BFM is the sole General Partner, to change the name of the Partnership to "bridgeton tactical Advisors Fund, LP" and to change the address fo the partnership to the principal business office of BFM.