Form 10-Q
period 2011-03-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2011-05-16
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ T O___

Commission File No. 000-53118

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Delaware	20-8870560
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

7535 Windsor Drive, Suite A205
Allentown, PA 18195
(610) 366-3922

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

Large Accelerated Filer ________	Accelerated Filer _______
Non-accelerated filer ________ (do not check if a Smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐               No  ☒

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2011 (Unaudited) and December 31, 2010
_______________

	March 31, 2011	December 31, 2010
ASSETS
EQUITY IN COMMODITY TRADING ACCOUNTS:
Due from brokers and forward currency dealer (including margin deposits of $5,343,703 for 2011 and $4,927,385 for 2010)	$21,253,877	$18,208,550
Net unrealized gains on open futures positions	1,585,403	3,334,386
Net unrealized gains on open forward currency contracts	98,516	0
	22,937,796	21,542,936
CASH AND CASH EQUIVALENTS	24,497,269	24,203,397
DUE FROM GENERAL PARTNER	69,122	62,876
TOTAL ASSETS	$47,504,187	$45,809,209
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$475,000	$342,500
Redemptions payable	258,175	1,063,391
Other accrued expenses	89,404	57,813
Accrued management fees	262,289	258,425
TOTAL LIABILITIES	1,084,868	1,722,129
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (36,880.7831 and 35,222.9640 fully redeemable units at March 31, 2011 and December 31, 2010, respectively)	43,158,241	40,903,285
Limited partners – Institutional Class – Series 1 (1,046.6322 and 949.7838 fully redeemable units at March 31, 2011 and December 31, 2010, respectively)	1,437,557	1,281,885
Limited partners – Institutional Class – Series 2 (1,395.7915 and 1,400.9530 fully redeemable units at March 31, 2011 and December 31, 2010, respectively)	1,822,561	1,801,910
General partner – Institutional Class – Series 3 (0.2044 and 21.6686 fully redeemable units at March 31, 2011 and December 31, 2010, respectively)	960	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	46,419,319	44,087,080
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$47,504,187	$45,809,209

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2011 (Unaudited)
_______________

LONG FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$544,125	1.172%
Energy	1,018,123	2.193%
Grains	179,425	0.387%
Interest rates	(368,083)	(0.793)%
Livestock	218,830	0.472%
Metals	1,812,286	3.904%
Stock indices	39,637	0.085%
Tropical products	10,090	0.022%
Total long futures contracts	$3,454,433	7.442%

SHORT FUTURES CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Commodity Futures Industry Sector
Currencies	$(12,005)	(0.026)%
Energy	(533,809)	(1.150)%
Grains	(113,179)	(0.244)%
Interest Rates	45,217	0.097%
Metals	(1,146,672)	(2.470)%
Stock indices	(112,002)	(0.241)%
Tropical Products	3,420	0.007%
Total short futures contracts	$(1,869,030)	(4.027)%
Total futures contracts	$1,585,403	3.415%

LONG FORWARD CURRENCY CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Various forward currency contracts	$1,040,459	2.241%

Total long forward currency contracts	$1,040,459	2.241%

SHORT FORWARD CURRENCY CONTRACTS
	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Various forward currency contracts	$(941,943)	(2.029)%
Total short forward currency contracts	$(941,943)	(2.029)%
Total forward currency contracts	$98,516	0.212%

*No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% Partners’ Capital*
		Currencies	$628,348	1.425%
		Energy	629,734	1.428%
		Grains	506,137	1.148%
		Interest rates	411,355	0.933%
		Livestock	209,800	0.476%
		Metals
98	03/16/11 – 06/15/11	London Copper	2,946,275	6.683%
		Other	2,790,085	6.329%
		Stock indices	(82,854)	(0.188)%
		Tropical products	368,120	0.835%
		Total long futures contracts	$8,407,000	19.069%

SHORT FUTURES CONTRACTS

No. of Contracts	Range of Expiration Dates	Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% Partners’ Capital*
		Currencies	$(44,697)	(0.101)%
		Energy	(344,100)	(0.781)%
		Interest rates	(255,169)	(0.579)%
		Metals
75	03/16/11-06/15/11	London Copper	(1,545,620)	(3.506)%
		Other	(2,883,028)	(6.539)%
		Total short futures contracts	$(5,072,614)	(11.506)%
		Total futures contracts	$3,334,386	7.563%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
_______________

	Three Months Ended March 31,
	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$7,014	$3,881
Expenses:
Brokerage commissions	794,678	682,981
Management fees	369,909	347,820
Professional fees	33,316	53,243
Accounting, administrative fees and other expenses	54,642	45,261
Total expenses	1,252,545	1,129,305
Net investment (loss)	(1,245,531)	(1,125,424)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures and forwards:
Net realized gains (losses) on closed positions	3,218,889	(1,465,052)
Change in net unrealized gains (losses) on open positions	(1,650,467)	1,269,123
Total trading profits (losses)	1,568,422	(195,929)
NET INCOME (LOSS)	322,891	(1,321,353)
Less: General Partner incentive allocation	0	0
NET INCOME (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION	$322,891	$(1,321,353)
NET INCOME (LOSS) AFTER GENERAL PARTNER INCENTIVE ALLOCATION
PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$7.48	$(32.63)
Institutional Class – Series 1	$17.53	$(22.92)
Institutional Class – Series 2	$19.53	$(29.89)
Institutional Class – General Partner – Series 3	$412.39	$(78.16)

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011
(Unaudited)
_______________

	Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2011	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	2,211.0239	2,641,395	107.7765	153,564	4.2228	5,750	0.5646	2,667	2,803,376
Redemptions	(553.2048)	(658,753)	(10.9281)	(15,123)	(9.3843)	(12,366)	(22.0288)	(107,786)	(794,028)
Net income (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	272,314	-	17,231	-	27,267	-	6,079	322,891
Balances at March 31, 2011	36,880.7831	$43,158,241	1,046.6322	$1,437,557	1,395.7915	$1,822,561	0.2044	$960	$46,419,319

	Net Asset Value Per Unit
		Institutional Class
	Investor Class	Series 1	Series 2	Series 3 General Partner
January 1, 2011	$1,161.27	$1,349.66	$1,286.20	$4,614.97
March 31, 2011	$1,170.21	$1,373.51	$1,305.75	$4,696.67

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Three Months Ended March 31, 2010
(Unaudited)
_______________

	Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2010	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	1,399.7728	1,326,112	7.5793	8,148	10.0606	10,000	1.1989	4,407	1,348,667
Redemptions	(2,883.3510)	(2,738,515)	-	-	(90.3984)	(90,551)	-	-	(2,829,066)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(1,231,744)	-	(34,311)	-	(40,519)	-	(14,779)	(1,321,353)
Balances at March 31, 2010	37,002.4470	$36,332,387	1,501.0487	$1,663,469	1,333.0743	$1,417,934	189.6706	$718,729	$40,132,519

	Net Asset Value Per Unit
		Institutional Class
	Investor Class	Series 1	Series 2	Series 3 General Partner
January 1, 2010	$1,012.75	$1,131.35	$1,088.86	$3,868.49
March 31, 2010	$981.89	$1,108.20	$1,063.66	$3,789.35

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)
_______________

1.	BASIS OF PRESENTATION

The interim condensed financial statements of Bridgeton Global Directional Fund, LP formerly RFMC Global Directional Fund, LP. (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

2.	PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity and Futures Contracts"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity and Futures Contracts. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2010, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  Bridgeton has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. The General Partner is required by the Limited Partnership Agreement, as amended and restated, (the “Agreement”) to contribute $1,000 to the Partnership.

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

The General Partner has selected Welton Investment Corporation (the "Advisor") as the Partnership's trading advisor. All of the Partnership's assets will initially be traded pursuant to the Advisor's Global Directional Portfolio, which follows a proprietary quantitative trading strategy. The General Partner, in the future may allocate the Partnership's assets to other trading strategies and investment programs.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

	B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At March 31, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $21,250,028 and $21,243,750, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

	C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2011 and December 31, 2010 consisted of cash on deposit with brokers of $16,152,614 and $18,208,550, respectively and cash on deposit with the forward currency dealer of $5,101,263 and $0, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

	D.	Investments in Commodity Futures and Forward Currency Contracts

Investments in commodity futures and forward currency contracts are reported on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on market prices. The value of commodity futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as level 2 fair value estimates under ASC Topic 820.

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with such brokers as “Net unrealized gains on open futures positions” and the aggregate net unrealized losses with such brokers as “Net unrealized losses on open futures positions” in the Condensed Statements of Financial Condition.  The net unrealized gains on open positions from one broker are not offset against net unrealized losses on open positions from another broker in the Condensed Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open positions.”

	E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the three months March 31, 2011 and 2010, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all actual trading commissions incurred by the Partnership, exclusive of give-up charges and service fees assessed by certain brokers.  Such execution costs totaled $169,720 and $175,954 for the three months ended March 31, 2011 and 2010, respectively.  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership are remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended March 31,
	2011	2010
Investor Class	$761,645	$645,517
Institutional Class – Series 1	13,758	16,222
Institutional Class – Series 2	18,582	14,236
Institutional Class – General Partner – Series 3	693	7,006
Total	$794,678	$682,981

As of March 31, 2011 and December 31, 2010, $69,122 and $62,876, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three months ended March 31, 2011 and 2010, the General Partner earned no incentive allocations.

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

	Three Months Ended March 31,
	2011	2010
Investor Class	$103,115	$97,949
Institutional Class – Series 2	4,505	3,847
Total	$107,620	$101,796

As of March 31, 2011 and December 31, 2010, no management fees were due to the General Partner.

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per annum) of the month-end Trading Level for each month during such quarter.  Trading level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  From the start of the Partnership through February 28, 2011, the leverage employed on behalf of the Partnership was 1.2, or 20% higher than the actual funds allocated to the Advisor.  Effective March 1, 2011, the Trading Level was reduced to 1.0.  As such, prior to March 1, 2011, the Advisor’s management fee approximated 2.4% per annum of the Partnership’s net assets.  The management fees earned by the Advisor were as follows:

	For the Three Months Ended March 31,
	2011	2010
Investor Class	$243,824	$223,402
Institutional Class – Series 1	7,655	9,800
Institutional Class – Series 2	10,392	8,589
Institutional Class – General Partner – Series 3	418	4,233

Total	$262,289	$246,024

As of March 31, 2011 and December 31, 2010, $262,289 and $258,425, respectively, was due to the Advisor for management fees.

	I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2011 and 2010.

The Partnership files U.S. federal and state tax returns. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.

	J.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions are recorded as “prepaid subscriptions” in the Condensed Statements of Financial Condition.

	K.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

	L.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains and losses resulting from the translation to U.S. dollars totaled $(6,312) and $29,715 for the three months ended March 31, 2011 and 2010, respectively, and are reported as a component of “Net realized (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

	M.	Indemnifications

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels

	As of March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets			-
Futures contracts	$5,783,631	$5,783,631	$-	N/A
Forward currency contracts	1,169,662	-	1,169,662	N/A
Money market mutual funds	21,250,028	21,250,028	-	N/A
Total investment assets	$28,203,321	$27,033,659	$1,169,662
Liabilities
Futures contracts	$(4,198,228)	$(4,198,228)	-	N/A
Forward contracts	(1,071,146)	-	(1,071,146)	N/A
Total investment liabilities	$(5,269,374)	$(4,198,228)	$(1,071,146)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$8,802,183	$8,802,183	N/A	N/A
Money market mutual funds	21,243,750	21,243,750	N/A	N/A
Total investment assets	$30,045,933	$30,045,933
Liabilities
Futures contracts	$(5,467,797)	$(5,467,797)	N/A	N/A
Total investment liabilities	$(5,467,797)	$(5,467,797)

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency and futures contracts in currencies, interest rates, stock indices and a wide range of commodities, including energy and metals (collectively, “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as either “Net unrealized gains on open futures positions” or “Net unrealized losses on open futures positions”, while investments in forward currency contracts are reported as either “Net unrealized gains on open forward currency contracts” or “Net unrealized losses on open forward currency contracts.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of March 31, 2011
	Assets	Liabilities	Net
Currencies	$627,043	$(94,923)	$532,120
Energy	1,018,263	(533,949)	484,314
Grains	186,425	(120,179)	66,246
Interest rates	98,679	(421,545)	(322,866)
Livestock	218,830	-	218,830
Metals	3,551,626	(2,886,012)	665,614
Stock indices	41,262	(113,627)	(72,365)
Tropical products	41,503	(27,993)	13,510
Total futures contracts	5,783,631	(4,198,228)	1,585,403
Forward currency contracts	1,169,662	(1,071,146)	98,516
Total derivative contracts	$6,953,293	$(5,269,374)	$1,683,919

	As of December 31, 2010
	Assets	Liabilities	Net
Currencies	$759,820	$(176,169)	$583,651
Energy	629,734	(344,100)	285,634
Grains	506,137	0	506,137
Interest rates	442,801	(286,615)	156,186
Livestock	209,800	0	209,800
Metals	5,829,566	(4,521,854)	1,307,712
Stock indices	38,413	(121,267)	(82,854)
Tropical products	385,912	(17,792)	368,120
Total futures contracts	$8,802,183	$(5,467,797)	$3,334,386

Realized gains and losses, as well as any change in net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended March 31, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts

Currencies	$208,658	$(51,531)	$157,127	932
Energy	1,654,108	198,680	1,852,788	1,154
Grains	388,589	(439,891)	(51,302)	854
Interest rates	(1,268,395)	(479,052)	(1,747,447)	5,771
Livestock	1,024,510	9,030	1,033,540	912
Metals	460,650	(642,098)	(181,448)	984
Stock indices	(552,668)	10,489	(542,179)	4,691
Tropical products	1,357,933	(354,610)	1,003,323	476
Total futures contracts	3,273,385	(1,748,983)	1,524,402	15,774

				Notional Value of Contracts Closed

Forward currency contracts	(54,496)	98,516	44,020	39,178,836
Total gain (loss) from
derivative trading	$3,218,889	$(1,650,467)	$1,568,422

	For the Three Months Ended March 31, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$(424,045)	$155,535	$(268,510)	2,896
Energy	(856,294)	506,425	(349,869)	2,850
Grains	(589,663)	(55,550)	(645,213)	1,600
Interest rates	1,248,502	(46,807)	1,201,695	9,828
Livestock	165,020	182,290	347,310	1,424
Metals	(880,033)	513,957	(366,076)	1,720
Stock indices	(319,901)	105,789	(214,112)	9,532
Tropical products	191,362	(92,516)	98,846	1,476
Total gain (loss) from derivative trading	$(1,465,052)	$1,269,123	$(195,929)	31,326

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2011 and 2010.  The notional value of contracts closed represents the represents the U.S. dollar notional value of forward currency contracts closed during the period.

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of March 31, 2011 and December 31, 2010, the latest maturity dates for open contracts are September 2012 and December 2011, respectively.

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

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2011
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
Profit (loss) from operations
Net investment (loss)	(32.52)	(24.12)	(26.27)
Net trading profit	41.46	47.97	45.82
Net profit	8.94	23.85	19.55
Net Asset Value, end of the period	$1,170.21	$1,373.51	$1,305.75
Total Return(1) (3)	0.77%	1.77%	1.52%
Supplemental Data
Ratios to average net asset value Expenses(2)	11.18%	7.11%	8.06%
Net investment (loss) (2)	(11.10)%	(7.03)%	(7.98)%

	Three Months Ended March 31, 2010
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,012.75	$1,131.35	$1,088.86
(Loss) from operations
Net investment (loss)	(27.89)	(19.90)	(22.11)
Net trading (loss)	(2.97)	(3.25)	(3.09)
Net (loss)	(30.86)	(23.15)	(25.20)
Net Asset Value, end of the period	$981.89	$1,108.20	$1,063.66
Total Return(1) (3)	(3.05)%	(2.05)%	(2.31)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.60%	7.39%	8.53%
Net investment (loss) (2)	(11.56)%	(7.35)%	(8.49)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.
_____________________
(1)      Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)      Annualized.
(3)      Not annualized.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Global Directional Fund, LP, formerly RFMC Global Direction Fund, LP, (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act.  The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity and Futures Contracts"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity and Futures Contracts. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2010, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. Welton Investment Corporation (“WIC” or the “Advisor”) is the Partnership’s trading advisor.

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity and Futures Contracts sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity and Futures Contracts markets in general, the performance of the Advisor, the amount of additions and redemptions and changes in interest rates. Although extensive leverage is available in futures markets, the General Partner will monitor WIC’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. From the start of the Partnership through February 28, 2011, the leverage employed on behalf of the Partnership was 1.2, or 20% higher than the actual funds allocated to the Advisor.  Effective March 1, 2011, the Trading Level was reduced to 1.0.  In general, margin commitments for the Partnership will range between 15% and 20% of capital.  Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.  Because of the nature of these factors and their interaction, past performance is not indicative of future results.  As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

The markets in which the Commodity and Futures Contracts trade are constantly changing in character and in degree of volatility.  All of the Partnership’s assets currently are allocated to WIC’s Global Directional Portfolio, which is a proprietary quantitative trading strategy, and will be traded at a leverage ratio of 1.0.  The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 7.00% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate). In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity and Futures Contracts. The flat-rate monthly commission is common among programs such as the Partnership.

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The critical accounting estimates and related judgments underlying the Partnership’s financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership’s significant accounting policies are described in detail in Note 3 of the Notes to the Condensed Financial Statements.

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity and Futures Contracts and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months March 31, 2011 and 2010

For the quarter ended March 31, 2011, the Partnership had total net trading gains comprised of $3,218,889 in net realized gains on closed positions, $(1,650,467) in change in net unrealized gains (losses) on open positions and interest income of $7,014. For the same quarter in 2010, the Partnership had total net trading losses comprised of $(1,465,952) in net realized losses on closed positions, and $1,269,123 in change in net unrealized gains (losses) on open positions and interest income of $3,881.

In January 2011, the Partnership was profitable. The Partnership generated gains from its positions in crude oil, nickel and cotton; the Partnership had losses in foreign debt markets and gold. The Partnership recorded a net gain of $987,203. In February 2011, trading was profitable as the Partnership had gains in its energy, corn, gold and coffee positions; the Partnership had losses in US treasury positions, soybeans and Japanese yen.  The Partnership recorded a net gain of $1,443,691. In March 2011, trading was unprofitable. The Partnership generated gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net loss of $(2,108,003).

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

For the quarter ended March 31, 2011, the Partnership had expenses comprised of $794,678 in brokerage commissions (including clearing and exchange fees), $369,909 in management fees, $33,316 in professional fees, and $54,642 in accounting and administrative fees. For the same quarter in 2010, the Partnership had expenses comprised of $682,981 in brokerage commissions (including clearing and exchange fees), $347,820 in management fees, $53,243 in professional fees, and $45,261 in accounting and administrative fees.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net gain after General Partner incentive allocation of $322,891 for the quarter compared to net loss after General Partner incentive allocation of $(1,321,353) for the same quarter in 2010.

At March 31, 2011, the net asset value of the Partnership was $46,419,319, compared to its net asset value of $44,087,080 at December 31, 2010.

During the quarter, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges which is considered to be material.  In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single financial institution, rather than a group of financial institutions; thus, there may be a greater counterparty credit risk.  The Advisor trades for the Partnership only with those counterparties which it believes to be creditworthy.

Liquidity and Capital Resources

In general, the Advisor trades only those Commodity and Futures Contracts that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits the price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such liquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, of thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity interests.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2011 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2011, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2011, 39,323.4112 Partnership Units were held by 540 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2011 through March 31, 2011, a total of 2,323.5878 Partnership Units were subscribed for the aggregate subscription amount of $2,803,376. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2011	$368,730
February 2011	$1,442,840
March 2011	$991,806

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

Date: May 16, 2011
/s/ Stephen J. Roseme
Stephen J. Roseme
Chief Executive, Principal Executive Officer and
Principal Financial Officer
Bridgeton Fund Management, LLC
the general partner of
Bridgeton Global Directional Fund, LP