Form 10-Q
period 2011-06-30
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2011-08-15
CIK 1409834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ ( No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2011 (Unaudited) and December 31, 2010
_______________

	June 30,	December 31,
	2011	2010
ASSETS
EQUITY IN COMMODITY TRADING ACCOUNTS:
Due from brokers and forward currency dealer (including margin deposits of $6,134,928 for 2011 and $4,927,385 for 2010)	$14,774,710	$18,208,550
Net unrealized gains (losses) on open futures positions	(802,606)	3,334,386
Net unrealized gains on open forward currency contracts	106,892	0
	14,078,996	21,542,936
CASH AND CASH EQUIVALENTS	28,762,699	24,203,397
DUE FROM GENERAL PARTNER	60,125	62,876
TOTAL ASSETS	$42,901,820	$45,809,209
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$11,500	$342,500
Redemptions payable	705,517	1,063,391
Other accrued expenses	18,051	57,813
Accrued management fees	223,459	258,425
TOTAL LIABILITIES	958,527	1,722,129
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (37,166.7029 and 35,222.9640 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	38,960,839	40,903,285
Limited partners – Institutional Class – Series 1 (1,096.2885 and 949.7838 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	1,362,986	1,281,885
Limited partners – Institutional Class – Series 2 (1,373.1283 and 1,400.9530 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	1,618,593	1,801,910
General partner – Institutional Class – Series 3 (0.2057 and 21.6686 fully redeemable units at June 30, 2011 and December 31, 2010, respectively)	875	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	41,943,293	44,087,080
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$42,901,820	$45,809,209

See Notes to Condensed Financial Statements.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2011 (Unaudited)
_______________
LONG FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$274,706	0.654%
Energy	(215,671)	(0.514)%
Grains	(174,828)	(0.417)%
Interest rates	(92,481)	(0.220)%
Livestock	(30,050)	(0.072)%
Metals	(1,347,619)	(3.213)%
Stock indices	28,757	0.069%
Tropical products	9,870	0.024%
Total long futures contracts	$(1,547,316)	(3.689)%

SHORT FUTURES CONTRACTS

Commodity Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Currencies	$34,395	0.082%
Energy	52,567	0.125%
Grains	399,609	0.953%
Interest Rates	(1,775)	(0.004)%
Livestock	4,200	0.010%
Metals	440,270	1.050%
Stock indices	(175,506)	(0.418)%
Tropical Products	(9,050)	(0.022)%
Total short futures contracts	$744,710	1.776%
Total futures contracts	$(802,606)	(1.913)%

LONG FORWARD CURRENCY CONTRACTS

Description	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Various forward currency contracts	77,605	0.185%
Total long forward currency contracts	$77,605	0.185%

SHORT FORWARD CURRENCY CONTRACTS

Description	Unrealized Gain (Loss), Net	% of Partners’ Capital*
Various forward currency contracts	29,287	0.070%
Total short forward currency contracts	$29,287	0.070%
Total forward currency contracts	$106,892	0.255%

*No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

Index

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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$0	$8,397	$7,014	$12,278

Expenses:
Brokerage commissions	788,403	687,417	1,583,081	1,370,398
Management fees	337,540	342,270	707,449	690,090
Professional fees	14,036	19,986	47,352	73,229
Accounting, administrative fees and other expenses	55,893	45,844	110,535	91,105

Total expenses	1,195,872	1,095,517	2,448,417	2,224,822

Net investment (loss)	(1,195,872)	(1,087,120)	(2,441,403)	(2,212,544)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures and forwards:
Net realized gains (losses) on closed positions	(1,317,760)	506,234	1,901,129	(958,818)
Change in net unrealized gains (losses) on open positions	(2,379,633)	480,081	(4,030,100)	1,749,204

Net trading profits (losses)	(3,697,393)	986,315	(2,128,971)	790,386

NET (LOSS)	$(4,893,265)	$(100,805)	(4,570,374)	$(1,422,158)

NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$(121.93)	$(3.16)	$(116.50)	$(36.19)

Institutional Class – Series 1	$(128.89)	$3.25	$(117.60)	$(22.74)

Institutional Class – Series 2	$(124.60)	$4.60	$(104.84)	$(25.57)

Institutional Class – General Partner – Series 3	$(448.21)	$25.38	$801.19	$(52.48)

See Notes to Condensed Financial Statements.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total

Balances at January 1, 2011	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	3,370.9896	3,954,394	184.0728	250,499	45.2674	58,250	0.5659	2,674	4,265,817
Redemptions	(1,427.2507)	(1,587,762)	(37.5681)	(48,244)	(73.0921)	(95,438)	(22.0288)	(107,786)	(1,839,230)
Net income (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-
Allocation to all partners	-	(4,309,078)	-	(121,154)	-	(146,129)	-	5,987	(4,570,374)

Balances at June 30, 2011	37.166.7029	$38,960,839	1,096.2885	$1,362,986	1,373.1283	$1,618,593	0.2057	$875	$41,943,293

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner

January 1, 2011	$1,161.27	$1,349.66	$1,286.20	$4,614.97

June 30, 2011	$1,048.27	$1,243.27	$1,178.76	$4,253.77

See Notes to Condensed Financial Statements.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Six Months Ended June 30, 2010
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2010	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	2,164.0800	2,086,213	12.9641	14,239	19.4621	20,000	2.2460	8,437	2,128,889
Redemptions	(4,790.3834)	(4,618,632)	(564.5572)	(622,650)	(126.2969)	(128,898)	-	-	(5,370,180)
Net (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(1,347,450)	-	(30,367)	-	(34,390)	-	(9,951)	(1,422,158)

Balances at June 30, 2010	35,859.7218	$35,096,665	941.8763	$1,050,854	1,306.5773	$1,395,716	190.7177	$727,587	$38,270,822

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner

January 1, 2010	$1,012.75	$1,131.35	$1,088.86	$3,868.49

June 30, 2010	$978.72	$1,115.70	$1,068.22	$3,814.99

See Notes to Condensed Financial Statements.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

2.	PARTNERSHIP ORGANIZATION (CONTINUED)

The General Partner has selected Welton Investment Corporation (the “Advisor”) as the Partnership’s trading advisor.  All of the Partnership’s assets are traded pursuant to the Advisor’s Global Directional Portfolio, which follows a proprietary quantitative trading strategy.  The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At June 30, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $24,254,069 and $21,243,750, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included in interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers and forward currency dealer at June 30, 2011 and December 31, 2010 consisted of cash on deposit with brokers of $9,956,466 and $18,208,550, respectively and cash on deposit with the forward currency dealer of $4,818,244 and $0, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investments in Commodity Futures and Forward Currency Contracts

Investments in commodity futures and forward currency contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on market prices.  The value of commodity futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider.  Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as level 2 fair value estimates under ASC Topic 820.

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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the three and six months ended June 30, 2011 and June 30, 2010, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all actual trading commissions incurred by the Partnership, exclusive of give-up charges and service fees assessed by certain brokers.  Such execution costs totaled $153,250 and $322,910 for the three and six months ended June 30, 2011, respectively, and $164,213 and $340,167 for the three and six months ended June 30 2010, respectively.  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership are remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Investor Class	$755,930	$650,459	$1,517,575	$1,295,976
Institutional Class - Series 1	14,561	14,907	28,319	31,129
Institutional Class - Series 2	17,902	14,647	36,484	28,883
Institutional Class -
General Partner - Series 3	10	7,404	703	14,410
Total	$788,403	$687,417	$1,583,081	$1,370,398

As of June 30, 2011 and December 31, 2010, $60,125 and $62,876, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three and six months ended June 30, 2011 and June 30, 2010, the General Partner earned no incentive allocations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Investor Class	$109,465	$91,369	$212,580	$189,318
Institutional Class - Series 2	4,616	3,570	9,121	7,417
Total	$114,081	$94,939	$221,701	$196,735

As of June 30, 2011 and December 31, 2010, no management fees were due to the General Partner.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investor Class	$207,872	$225,062	$451,696	$448,464
Institutional Class - Series 1	6,988	8,979	14,643	18,779
Institutional Class - Series 2	8,594	8,828	18,986	17,417
Institutional Class -
General Partner - Series 3	5	4,462	423	8,695
Total	$223,459	$247,331	$485,748	$493,355

As of June 30, 2011 and December 31, 2010, $223,459 and $258,425, respectively, was due to the Advisor for management fees.

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2011 and June 30, 2010.

The Partnership files U.S. federal and state tax returns. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Subscriptions

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $6,071 and $(241) for the three and six months ended June 30, 2011, respectively, and $(68,608) and $(38,894) for the three and six months ended June 30, 2010, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

M.	Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and will become effective during the interim and annual periods beginning after December 15, 2011.  The Partnership will adopt the methodologies prescribed in ASU 2011-04 by the date required and does not anticipate that this ASU will have material effect on its financial position or results of operations.

N.	Indemnifications

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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of June; 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$4,739,582	$4,739,582	N/A	N/A
Forward currency contracts	188,810	N/A	$188,810	N/A
Money market mutual funds	24,254,069	24,254,069	N/A	N/A
Total investment assets	$29,182,461	$28,993,651	$188,810

Liabilities
Futures contracts	$(5,542,188)	$(5,542,188)	N/A	N/A
Forward contracts	(81,918)	N/A	$(81,918)	N/A
Total investment liabilities	$(5,624,106)	$(5,542,188)	$(81,918)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$8,802,183	$8,802,183	N/A	N/A
Money market mutual funds	21,243,750	21,243,750	N/A	N/A

Total investment assets	$30,045,933	$30,045,933

Liabilities
Futures contracts	$(5,467,797)	$(5,467,797)	N/A	N/A
Total investment liabilities	$(5,467,797)	$(5,467,797)

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
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

	As of June 30, 2011
	Assets	Liabilities	Net
Currencies	$325,800	$(16,699)	$309,101
Energy	190,439	(353,543)	(163,104)
Grains	399,609	(174,828)	224,781
Interest rates	354,207	(448,463)	(94,256)
Livestock	4,800	(30,650)	(25,850)
Metals	3,399,281	(4,306,630)	(907,349)
Stock indices	28,907	(175,656)	(146,749)
Tropical products	36,539	(35,719)	820

Total futures contracts	4,739,582	(5,542,188)	(802,606)

Forward currency contracts	188,810	(81,918)	106,892

Total derivative contracts	$4,928,392	$(5,624,106)	$(695,714)

	As of December 31, 2010
	Assets	Liabilities	Net
Currencies	$759,820	$(176,169)	$583,651
Energy	629,734	(344,100)	285,634
Grains	506,137	0	506,137
Interest rates	442,801	(286,615)	156,186
Livestock	209,800	0	209,800
Metals	5,829,566	(4,521,854)	1,307,712
Stock indices	38,413	(121,267)	(82,854)
Tropical products	385,912	(17,792)	368,120

Total futures contracts	$8,802,183	$(5,467,797)	$3,334,386

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change is net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$130,543	$(223,019)	$(92,476)	2,268
Energy	(661,171)	(647,418)	(1,308,589)	2,402
Grains	(107,437)	158,535	51,098	1,498
Interest rates	1,141,578	228,610	1,370,188	8,942
Livestock	(672,900)	(244,680)	(917,580)	1,134
Metals	348,572	(1,572,963)	(1,224,391)	1,444
Stock indices	(562,468)	(74,384)	(636,852)	8,700
Tropical products	(654,860)	(12,690)	(667,550)	814
Total futures contracts	(1,038,143)	(2,388,009)	(3,426,152)	27,202

				Notional Value of Contracts Closed
Forward currency contracts	(279,617)	8,376	(271,241)	180,071,040

Total gain (loss) from derivative trading	$(1,317,760)	$(2,379,633)	$(3,697,393)

	For the Six Months Ended June 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$339,201	$(274,550)	$64,651	3,200
Energy	992,937	(448,738)	544,199	3,556
Grains	281,152	(281,356)	(204)	2,352
Interest rates	(126,817)	(250,442)	(377,259)	14,713
Livestock	351,610	(235,650)	115,960	2,046
Metals	809,222	(2,215,061)	(1,405,839)	2,428
Stock indices	(1,115,136)	(63,895)	(1,179,031)	13,391
Tropical products	703,073	(367,300)	335,773	1,290
Total futures contracts	2,235,242	(4,136,992)	(1,901,750)	42,976

				Notional Value of Contracts Closed
Forward currency contracts	(334,113)	106,892	(227,221)	219,249,876

Total gain (loss) from derivative trading	$1,901,129	$(4,030,100)	$(2,128,971)

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED

	For the three months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$(300,873)	$(230,407)	$(531,280)	2,616
Energy	(200,939)	(554,742)	(755,681)	2,470
Grains	(153,488)	(87,975)	(241,463)	2,048
Interest rates	2,764,029	1,489,152	4,253,181	8,220
Livestock	(161,820)	(214,710)	(376,530)	2,064
Metals	(221,463)	571,152	349,689	1,472
Stock indices	(1,439,831)	(448,871)	(1,888,702)	11,308
Tropical products	220,619	(43,518)	177,101	1,818

Total gain (loss) from derivative trading	$506,234	$480,081	$986,315	32,016

	For the six months ended June 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Currencies	$(724,916)	$(74,872)	$(799,788)	5,512
Energy	(1,057,234)	(48,317)	(1,105,551)	5,320
Grains	(743,150)	(143,525)	(886,675)	3,648
Interest rates	4,012,531	1,442,345	5,454,876	18,048
Livestock	3,200	(32,420)	(29,220)	3,488
Metals	(1,101,497)	1,085,109	(16,388)	3,192
Stock indices	(1,759,732)	(343,082)	(2,102,814)	20,840
Tropical products	411,980	(136,034)	275,946	3,294

Total gain (loss) from derivative trading	$(958,818)	$1,749,204	$790,386	63,342

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2011 and June 30, 2010.  The notional value of contracts closed represents the U.S. dollar notional value of forward currency contracts closed during the period.

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
______________

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of June 30, 2011 and December 31, 2010, the latest maturity dates for open contracts are June 2013 and December 2011, respectively.

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

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2011 and June 30, 2010.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2011
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,170.21	$1,373.51	$1,305.75

(Loss) from operations
Net investment (loss)	(30.45)	(22.11)	(24.29)
Net trading (loss)	(91.49)	(108.13)	(102.70)

Net (loss)	(121.94)	(130.24)	(126.99)

Net Asset Value, end of the period	$1,048.27	$1,243.27	$1,178.76
Total Return(1) (3)	(10.42)%	(9.48)%	(9.73)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	10.92%	6.78%	7.82%

Net investment (loss) (2)	(10.92)%	(6.78)%	(7.82)%

	Six Months Ended June 30, 2011
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
(Loss) from operations
Net investment (loss)	(62.99)	(45.87)	(50.59)
Net trading (loss)	(50.01)	(60.52)	(56.85)

Net (loss)	(113.00)	(106.39)	(107.44)
Net Asset Value, end of the period	$1,048.27	$1,243.27	$1,178.76
Total Return(1) (3)	(9.73)%	(7.88)%	(8.35)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.08%	6.95%	7.96%

Net investment (loss) (2)	(11.05)%	(6.92)%	(7.93)%

Index

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2011 and 2010
 (Unaudited)
_______________

6.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2010
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$981.89	$1,108.20	$1,063.66
(Loss) from operations
Net investment (loss)	(27.80)	(21.36)	(21.86)
Net trading profits	24.63	28.86	26.42

Net profits (loss)	(3.17)	7.50	4.56
Net Asset Value, End of the period	$978.72	$1,115.70	$1,068.22
Total Return(1) (3)	(0.32)%	0.68%	0.43%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.32%	7.67%	8.20%

Net investment (loss) (2)	(11.23)%	(7.58)%	(8.12)%

	Six Months Ended June 30, 2010
	Investor Class	Institutional Class Series - 1	Institutional Class Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,012.75	$1,131.35	$1,088.86
(Loss) from operations
Net investment (loss)	(55.65)	(41.74)	(43.92)
Net trading profits	21.62	26.09	23.28

Net (loss)	(34.03)	(15.65)	(20.64)
Net Asset Value, End of the period	$978.72	$1,115.70	$1,068.22
Total Return(1) (3)	(3.36)%	(1.38)%	(1.90)%
Supplemental Data
Ratios to average net asset value
Expenses®	11.46%	7.64%	8.36%

Net investment (loss) (2)	(11.40)%	(7.58)%	(8.30)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

___________________
(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)	Annualized.
(3)	Not annualized.

* * * * *

Index

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

Index

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

For the quarter ended June 30, 2011, the Partnership had total net trading losses comprised of $(1,317,760) in net realized losses on closed positions, $(2,379,633) in change in net unrealized losses on open positions and interest income of $0. For the same quarter in 2010, the Partnership had total net trading gains comprised of $506,234 in net realized gains on closed positions, and $480,081 in change in net unrealized gains on open positions and interest income of $8,397.

In April 2011, the Partnership had a net gain of $1,007,249. The Partnership had profitable positions in gold, RBOB Gasoline, euro currency and corn; the Partnership had offsetting losses in live cattle, Swiss Franc, and cotton.  In May 2011, the Partnership had a net loss of $(5,007,002). The Partnership's positions in US and Japanese interest rate instruments provided gains; the Partnership experienced losses in energy, aluminum and coffee.  In June 2011, the Partnership had a net loss of $(893,512).  The Partnership saw gains in wheat, Japanese bonds, and crude oil; the Partnership experienced losses in corn, heating oil, gold and live cattle.

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

For the quarter ended June 30, 2011, the Partnership had expenses comprised of $788,403 in brokerage commissions (including clearing and exchange fees), $337,540 in management fees, $14,036 in professional fees, and $55,893 in accounting, administrative fees and other expenses. For the same quarter in 2010, the Partnership had expenses comprised of $687,417 in brokerage commissions (including clearing and exchange fees), $342,270 in management fees, $19,986 in professional fees, and $45,844 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

Index

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(4,893,265) for the quarter compared to net loss after General Partner incentive allocation of $(100,805) for the same quarter in 2010.

At June 30, 2011, the net asset value of the Partnership was $41,943,293, compared to its net asset value of $44,087,080 at December 31, 2010.

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

Comparison of the Six Months Ended June 30, 2011 and 2010

For the six months ended June 30, 2011, the Partnership had total net trading losses comprised of $1,901,129 in net realized gains on closed positions, $(4,030,100) in change in net unrealized gains (losses) on open positions and interest income of $7,014. For the six months ended June 30, 2010, the Partnership had total net trading gains comprised of $(958,818) in net realized losses on closed positions, $1,749,204 in change in net unrealized gains (losses) on open positions and interest income of $12,278.

In January 2011, the Partnership was profitable. The Partnership generated gains from its positions in crude oil, nickel and cotton; the Partnership had losses in foreign debt markets and gold. The Partnership recorded a net gain of $987,203. In February 2011, trading was profitable as the Partnership had gains in its energy, corn, gold and coffee positions; the Partnership had losses in US treasury positions, soybeans and Japanese yen.  The Partnership recorded a net gain of $1,443,691. In March 2011, trading was unprofitable. The Partnership generated gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net loss of $(2,108,003).  In April 2011, the Partnership had a net gain of $1,007,249. The Partnership had profitable positions in gold, RBOB Gasoline, euro currency and corn; the Partnership had offsetting losses in live cattle, Swiss Franc, and cotton.  In May 2011, the Partnership had a net loss of $(5,007,002). The Partnership's positions in US and Japanese interest rate instruments provided gains; the Partnership experienced losses in energy, aluminum and coffee.  In June 2011, the Partnership had a net loss of $(893,512).  The Partnership saw gains in wheat, Japanese bonds, and crude oil; the Partnership experienced losses in corn, heating oil, gold and live cattle.

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

Index

For the six months ended June 30, 2011, the Partnership had expenses comprised of $1,583,081 in brokerage commissions (including clearing and exchange fees), $707,449 in management fees, $47,352 in professional fees, and $110,535 in accounting, administrative fees and other expenses.  For the six months ended June 30, 2010, the Partnership had expenses comprised of $1,370,398 in brokerage commissions (including clearing and exchange fees), $690,090 in management fees, $73,229 in professional fees, and $91,105 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss after General Partner incentive allocation of $(4,570,374) for the six months ended June 30, 2011 compared to net loss after General Partner incentive allocation of $(1,422,158) for the same six month period in 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2011 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2011, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The General Partner is not aware of any proceeding threatened or pending against the Partnership and its affiliates, which, if determined adversely would have a material adverse effect on the financial condition or results of operations of the Partnership.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2011, 39,636.3254 Partnership Units were held by 548 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2011 through June 30, 2011, a total of 3,600.8957 Partnership Units were subscribed for the aggregate subscription amount of $4,265,817. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2011	$368,730
February 2011	$1,442,840
March 2011	$991,806
April 2011	$670,044
May 2011	$172,925
June 2011	$619,472

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Index

Item 5. Other Information

None.

Item 6. Exhibits
31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
100	XBRL-Related Documents will be filed in the Partnership’s 10Q-A to be filed by September 14, 2011
101	Interactive Data File will be filed in the Partnership’s 10Q-A to be files by September 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: August 15, 2011	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer