Form 10-Q/A
period 2011-06-30
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2011-09-14
CIK 1409834

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

EXPLANATORY NOTE

BRIDGETON GLOBAL DIRECTIONAL FUND, LP is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 15, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

                      ____________________
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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits
31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: September 14, 2011	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer