Form 10-Q
period 2011-09-30
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2011-11-14
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer______	Accelerated Filer ______
Non-accelerated filer ______ (do not check if a Smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	____	NO X

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2011 (Unaudited) and December 31, 2010
_______________

	September 30,	December 31,
	2011	2010
ASSETS
EQUITY IN TRADING ACCOUNTS:
Due from brokers and forward currency dealer (including margin deposits of $2,906,422 for 2011 and $4,927,385 for 2010)	$11,989,202	$18,208,550
Net unrealized gains on open futures positions	547,614	3,334,386
Net unrealized (losses) on open forward currency contracts	(420,093)	0
	12,116,723	21,542,936
CASH AND CASH EQUIVALENTS	27,509,634	24,203,397
DUE FROM GENERAL PARTNER	30,417	62,876
TOTAL ASSETS	$39,656,774	$45,809,209
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$125,000	$342,500
Redemptions payable	1,113,472	1,063,391
Other accrued expenses	53,465	57,813
Accrued management fees	208,473	258,425
TOTAL LIABILITIES	1,500,410	1,722,129
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (34,809.5184 and 35,222.9640 fully redeemable units at September 30, 2011 and December 31, 2010, respectively)	35,347,528	40,903,285
Limited partners – Institutional Class – Series 1 (1,093.8188 and 949.7838 fully redeemable units at September 30, 2011 and December 31, 2010, respectively)	1,330,712	1,281,885
Limited partners – Institutional Class – Series 2 (1,283.9916 and 1,400.9530 fully redeemable units at September 30, 2011 and December 31, 2010, respectively)	1,477,262	1,801,910
General partner – Institutional Class – Series 3 (0.2070 and 21.6686 fully redeemable units at September 30, 2011 and December 31, 2010, respectively)	862	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	38,156,364	44,087,080
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$39,656,774	$45,809,209

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2011 (Unaudited)
_______________

LONG FUTURES CONTRACTS
No. of Contracts	Range of Expiration Dates	Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Commodities	$(380,573)	(0.997)%
		Currencies	(65,078)	(0.171)%
		Energy	(287,357)	(0.753)%
		Financials	320,911	0.841%
		Metals
487	12/21/11-12/19/12	London Aluminum	(4,397,720)	(11.525)%
164	12/21/11-12/19/12	London Copper	(8,527,773)	(22.350)%
78	12/21/11-3/21/12	London Nickel	(2,052,336)	(5.379)%
		Other Metals	(421,310)	(1.104)%
		Stock indices	(78,005)	(0.204)%
		Total long futures contracts	$(15,889,241)	(41.642)%

SHORT FUTURES CONTRACTS
No. of Contracts	Range of Expiration Dates	Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Commodities	$260,786	0.683%
		Currencies	178,686	0.468%
		Energy	449,530	1.178%
		Metals
521	12/21/11-12/19/12	London Aluminum	4,514,688	11.832%
165	12/21/11-9/19/12	London Copper	8,739,215	22.904%
75	12/21/11-3/21/12	London Nickel	1,913,827	5.016%
		Other Metals	342,719	0.898%
		Stock indices	37,404	0.098%
		Total short futures contracts	$16,436,855	43.077%
		Total futures contracts	$547,614	1.435%

LONG FORWARD CURRENCY CONTRACTS
		Description	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Various forward currency contracts	(1,050,484)	(2.753)%
		Total long forward currency contracts	$(1,050,484)	(2.753)%

SHORT FORWARD CURRENCY CONTRACTS
		Description	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Various forward currency contracts	630,391	1.652%
		Total short forward currency contracts	$630,391	1.652%
		Total forward currency contracts	$(420,093)	(1.101)%

 *Except for London Aluminum, Copper, and Nickel, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS
No. of Contracts	Range of Expiration Dates	Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Commodities	$1,084,057	2.459%
		Currencies	628,348	1.425%
		Energy	629,734	1.428%
		Financials	411,355	0.933%
		Metals
98	03/16/11 – 06/15/11	London Copper	2,946,275	6.683%
		Other	2,790,085	6.329%
		Stock indices	(82,854)	(0.188)%
		Total long futures contracts	$8,407,000	19.069%

SHORT FUTURES CONTRACTS
No. of Contracts	Range of Expiration Dates	Futures Industry Sector	Unrealized Gain (Loss), Net	% of Partners’ Capital*
		Currencies	$(44,697)	(0.101)%
		Energy	(344,100)	(0.781)%
		Financials	(255,169)	(0.579)%
		Metals
75	03/16/11-06/15/11	London Copper	(1,545,620)	(3.506)%
		Other	(2,883,028)	(6.539)%
		Total short futures contracts	$(5,072,614)	(11.506)%
		Total futures contracts	$3,334,386	7.563%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$2,126	$12,667	$9,140	$24,945

Expenses:
Brokerage commissions	713,952	666,406	2,297,033	2,036,804
Management fees	310,107	337,262	1,017,556	1,027,352
Professional fees	62,024	32,744	109,376	105,973
Accounting, administrative fees and other expenses	54,600	45,914	165,135	137,019
Total expenses	1,140,683	1,082,326	3,589,100	3,307,148
Net investment (loss)	(1,138,557)	(1,069,659)	(3,579,960)	(3,282,203)
TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures and forward currency contracts:
Net realized gains (losses) on closed positions	(925,144)	2,236,144	975,985	1,277,326
Change in net unrealized gains (losses) on open positions	823,235	2,237,772	(3,206,865)	3,986,976
Net trading profits (losses)	(101,909)	4,473,916	(2,230,880)	5,264,302
NET INCOME (LOSS)	$(1,240,466)	$3,404,257	(5,810,840)	$1,982,099
NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding during the period)
Investor Class	$(31.98)	$86.73	$(148.59)	$47.55
Institutional Class – Series 1	$(26.68)	$109.85	$(142.91)	$60.19
Institutional Class – Series 2	$(26.73)	$102.35	$(132.20)	$74.56
Institutional Class – General Partner – Series 3	$(92.02)	$375.83	$1,181.65	$325.76

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011
(Unaudited)
_______________

	Partners’ Capital
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2011	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	3,541.3742	4,133,446	189.6069	257,495	66.4058	83,250	0.5672	2,680	4,476,871
Redemptions	(3,954.8198)	(4,204,859)	(45.5719)	(58,244)	(183.3672)	(225,858)	(22.0288)	(107,786)	(4,596,747)
Net income (loss):
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	(5,484,344)	-	(150,424)	-	(182,040)	-	5,968	(5,810,840)
Balances at September 30, 2011	34,809.5184	$35,347,528	1,093.8188	$1,330,712	1,283.9916	$1,477,262	0.2070	$862	$38,156,364

	Net Asset Value Per Unit
		Institutional Class
	Investor Class	Series 1	Series 2	Series 3 General Partner
January 1, 2011	$1,161.27	$1,349.66	$1,286.20	$4,614.97
September 30, 2011	$1,015.46	$1,216.57	$1,150.52	$4,164.44

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Nine Months Ended September 30, 2010
(Unaudited)
_______________

	Partners’ Capital (Net Asset Value)
			Institutional Class
	Investor Class		Series 1		Series 2		Series 3 General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2010	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	3,330.6750	3,235,366	17.1377	19,003	23.9269	25,000	3.4898	13,292	3,292,661
Redemptions	(6,487.2058)	(6,347,000)	(564.5572)	(622,650)	(126.2969)	(128,898)	-	-	(7,098,548)
Net income:
General partner incentive allocation	-	-	-	-	-	-	-	-	-
Allocation to all partners	-	1,747,369	-	73,322	-	99,453	-	61,955	1,982,099
Balances at September 30, 2010	35,329.4944	$37,612,269	946.0499	$1,159,307	1,311.0421	$1,534,559	191.9615	$804,348	$41,110,483

	Net Asset Value Per Unit
		Institutional Class
	Investor Class	Series 1	Series 2	Series 3 General Partner
January 1, 2010	$1,012.75	$1,131.35	$1,088.86	$3,868.49
September 30, 2010	$1,064.61	$1,225.42	$1,170.49	$4,190.15

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010
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

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  Bridgeton has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011.

In accordance with the Limited Partnership Agreement (the “Agreement”), the Partnership offers limited partnership interests through a private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended.  The Partnership will offer limited partnership interests up to an aggregate of $100,000,000; provided that the General Partner may increase the amount of interests that will be offered in increments of $10,000,000, after notice to the limited partners.

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
For the Three and Nine Months Ended September 30, 2011 and 2010
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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At September 30, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $24,257,042 and $21,243,750, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included in interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers and forward currency dealer at September 30, 2011 and December 31, 2010 consisted of cash on deposit with brokers of $7,802,246 and $18,208,550, respectively and cash on deposit with the forward currency dealer of $4,186,956 and $0, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
 (Unaudited)
  _______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. Investments in Futures and Forward Currency Contracts

Investments in futures and forward currency contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period, based on market prices.  The value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider.  Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as level 2 fair value estimates under ASC Topic 820.

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
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the three and nine months ended September 30, 2011 and September 30, 2010, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all actual trading commissions incurred by the Partnership, exclusive of give-up charges and service fees assessed by certain brokers.  Such execution costs totaled $105,918 and $428,828 for the three and nine months ended September 30, 2011, respectively, and $139,180 and $479,347 for the three and nine months ended September 30 2010, respectively.  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership are remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investor Class	$683,934	$633,583	$2,201,509	$1,929,559
Institutional Class – Series 1	13,891	10,875	42,210	42,004
Institutional Class – Series 2	16,118	14,408	52,602	43,291
Institutional Class –
General Partner – Series 3	9	7,540	712	21,950
Total	$713,952	$666,406	$2,297,033	$2,036,804

As of September 30, 2011 and December 31, 2010, $30,417 and $62,876, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three and nine months ended September 30, 2011 and September 30, 2010, the General Partner earned no incentive allocations.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investor Class	$97,586	$88,804	$310,166	$278,122
Institutional Class – Series 2	4,046	3,489	13,167	10,906
Total	$101,632	$92,293	$323,333	$289,028

As of September 30, 2011 and December 31, 2010, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investor Class	$193,617	$224,681	$645,313	$673,145
Institutional Class – Series 1	6,875	6,722	21,518	25,501
Institutional Class – Series 2	7,979	8,905	26,965	26,322
Institutional Class –
General Partner – Series 3	4	4,661	427	13,356
Total	$208,475	$244,969	$694,223	$738,324

As of September 30, 2011 and December 31, 2010, $208,473 and $258,425, respectively, was due to the Advisor for management fees.

I.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topics 740, Income Taxes and 835, Interest, which prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2011 and September 30, 2010.

The Partnership files U.S. federal and state tax returns. The 2008 through 2010 tax years generally remain subject to examination by U.S. federal and most state authorities.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains resulting from the translation to U.S. dollars totaled $77,112 and $76,871 for the three and nine months ended September 30, 2011, respectively, and $57,967 and $19,073 for the three and nine months ended September 30, 2010, respectively, and are reported as a component of “Net realized gains (losses) on closed positions” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

M.	Recently Issued Accounting Pronouncement

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

O.	Reclassification

Certain amounts in the financial statements were reclassified to conform with the current period’s presentation.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

4.                  FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels:

	As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$17,062,086	$17,062,086	N/A	N/A
Forward currency contracts	630,933	N/A	$630,933	N/A
Money market mutual funds	24,257,042	24,257,042	N/A	N/A
Total investment assets	$41,950,061	$41,319,128	$630,933

Liabilities
Futures contracts	$(16,514,472)	$(16,514,472)	N/A	N/A
Forward contracts	(1,051,026)	N/A	$(1,051,026)	N/A
Total investment liabilities	$(17,565,498)	$(16,514,472)	$(1,051,026)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$8,802,183	$8,802,183	N/A	N/A
Money market mutual funds	21,243,750	21,243,750	N/A	N/A
Total investment assets	$30,045,933	$30,045,933

Liabilities
Futures contracts	$(5,467,797)	$(5,467,797)	N/A	N/A
Total investment liabilities	$(5,467,797)	$(5,467,797)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

5.                 DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency and futures contracts including currencies, interest rates, stock indices, energy, metals and a wide range of commodities (collectively, “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

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

	As of September 30, 2011
	Assets	Liabilities	Net
Commodities	$313,816	$(433,603)	$(119,787)
Currencies	183,784	(70,176)	113,608
Energy	449,530	(287,357)	162,173
Financials	536,143	(215,232)	320,911
Metals	15,524,592	(15,413,282)	111,310
Stock indices	54,221	(94,822)	(40,601)

Total futures contracts	17,062,086	(16,514,472)	547,614
Forward currency contracts	630,933	(1,051,026)	(420,093)
Total derivative contracts	$17,693,019	$(17,565,498)	$127,521

	As of December 31, 2010
	Assets	Liabilities	Net
Commodities	$1,101,849	$(17,792)	$1,084,057
Currencies	759,820	(176,169)	583,651
Energy	629,734	(344,100)	285,634
Financials	442,801	(286,615)	156,186
Metals	5,829,566	(4,521,854)	1,307,712
Stock indices	38,413	(121,267)	(82,854)
Total futures contracts	$8,802,183	$(5,467,797)	$3,334,386

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

5.                 DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change is net unrealized gains or losses on open positions from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Commodities	$(899,061)	$(319,538)	$(1,218,599)	2,726
Currencies	(1,396,910)	(195,493)	(1,592,403)	2,378
Energy	(434,617)	325,277	(109,340)	1,416
Financials	5,056,165	415,167	5,471,332	5,316
Metals	8,964	1,018,659	1,027,623	1,634
Stock indices	(2,632,075)	106,148	(2,525,927)	6,034

Total futures contracts	(297,534)	1,350,220	1,052,686	19,504

				Notional Value of Contracts Closed
Forward currency contracts	(627,610)	(526,985)	(1,154,595)	137,033,852
Total gain (loss) from derivative trading	$(925,144)	$823,235	$(101,909)

	For the Nines Months Ended September 30, 2011
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Commodities	$436,774	$(1,203,844)	$(767,070)	8,414
Currencies	(1,057,709)	(470,043)	(1,527,752)	5,578
Energy	558,320	(123,461)	434,859	4,972
Financials	4,929,348	164,725	5,094,073	20,029
Metals	818,186	(1,196,402)	(378,216)	4,062
Stock indices	(3,747,211)	42,253	(3,704,958)	19,425

Total futures contracts	1,937,708	(2,786,772)	(849,064)	62,480

				Notional Value of Contracts Closed
Forward currency contracts	(961,723)	(420,093)	(1,381,816)	356,283,728
Total gain (loss) from derivative trading	$975,985	$(3,206,865)	$(2,230,880)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED

	For the three months ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Commodities	$1,144,805	$778,488	$1,923,293	3,218
Currencies	(108,822)	212,939	104,117	2,652
Energy	(865,511)	403,068	(462,443)	2,086
Financials	2,093,644	16,970	2,110,614	7,686
Metals	838,278	699,275	1,537,553	1,136
Stock indices	(866,250)	127,032	(739,218)	8,810
Total gain (loss) from derivative trading	$2,236,144	$2,237,772	$4,473,916	25,588

	For the nine months ended September 30, 2010
	Net Realized Gains (Losses)	Change in Net Unrealized Gains (Losses)	Net Trading Profits (Losses)	Number of Closed Contracts
Commodities	$816,835	$466,509	$1,283,344	13,648
Currencies	(833,738)	138,067	(695,671)	8,164
Energy	(1,922,745)	354,751	(1,567,994)	7,406
Financials	6,106,175	1,459,315	7,565,490	25,734
Metals	(263,219)	1,784,384	1,521,165	4,328
Stock indices	(2,625,982)	(216,050)	(2,842,032)	29,650
Total gain (loss) from derivative trading	$1,277,326	$3,986,976	$5,264,302	88,930

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2011 and September 30, 2010.  The notional value of contracts closed represents the U.S. dollar notional value of forward currency contracts closed during the period.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
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

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of September 30, 2011 and December 31, 2010, the latest maturity dates for open contracts are December 2012 and December 2011, respectively.

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

6.                 SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the General Partner received additions totaling approximately $150,000 and redemption requests totaling approximately $6,630,000

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

7.                 FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2011 and September 30, 2010.  The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2011
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,048.27	$1,243.27	$1,178.76
(Loss) from operations
Net investment (loss)	(29.49)	(22.38)	(24.20)
Net trading (loss)	(3.32)	(4.32)	(4.04)
Net (loss)	(32.81)	(26.70)	(28.24)
Net Asset Value, end of the period	$1,015.46	$1,216.57	$1,150.52
Total Return(1) (3)	(3.13)%	(2.15)%	(2.40)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.38%	7.18%	8.31%
Net investment (loss) (2)	(11.36)%	(7.16)%	(8.29)%

	Nine Months Ended September 30, 2011
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
(Loss) from operations
Net investment (loss)	(92.50)	(68.22)	(74.82)
Net trading (loss)	(53.31)	(64.87)	(60.86)
Net (loss)	(145.81)	(133.09)	(135.68)
Net Asset Value, end of the period	$1,015.46	$1,216.57	$1,150.52
Total Return(1) (3)	(12.56)%	(9.86)%	(10.55)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.16%	7.02%	8.06%
Net investment (loss) (2)	(11.14)%	(7.00)%	(8.03)%

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)
_______________

7.              FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended September 30, 2010
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$978.72	$1,115.70	$1,068.22
Profit (loss) from operations
Net investment (loss)	(27.90)	(20.55)	(22.32)
Net trading profits	113.79	130.27	124.59
Net profit	85.89	109.72	102.27
Net Asset Value, End of the period	$1,064.61	$1,225.42	$1,170.49
Total Return(1) (3)	8.78%	9.83%	9.57%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.32%	7.34%	8.31%
Net investment (loss) (2)	(11.19)%	(7.21)%	(8.18)%

	Nine Months Ended September 30, 2010
	Investor Class	Institutional Class Series – 1	Institutional Class Series – 2
Per Unit Operating Performance (for a Unit outstanding for the entire period)
Net Asset Value, Beginning of the period	$1,012.75	$1,131.35	$1,088.86
Profit (loss) from operations
Net investment (loss)	(82.79)	(60.11)	(65.92)
Net trading profits	134.65	154.18	147.55
Net profit	51.86	94.07	81.63
Net Asset Value, End of the period	$1,064.61	$1,225.42	$1,170.49
Total Return(1) (3)	5.12%	8.31%	7.50%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.31%	7.30%	8.31%
Net investment (loss) (2)	(11.23)%	(7.22)%	(8.23)%

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

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. Welton Investment Corporation (“WIC” or the “Advisor”) is the Partnership’s trading advisor.

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

Investments in futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open positions in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity and Futures Contracts and financial instruments are recorded at fair value in the condensed financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

For the quarter ended September 30, 2011, the Partnership had total net trading losses comprised of $(925,144) in net realized losses on closed positions, $823,235 in change in net unrealized gains (losses) on open positions and interest income of $2,126. For the same quarter ended September 30, 2010, the Partnership had total net trading gains comprised of $2,236,144 in net realized gains on closed positions, $2,237,772 in change in net unrealized gains (losses) on open positions and interest income of $12,667.

In July 2011, the Partnership had a net gain of $1,744,020. The Partnership had profitable positions in gold, and European interest rate instruments such as the Euro-Bund and Euro-Bobl; the Partnership had losses in the CAC-40, Swiss Franc and Euro currency positions.  In August 2011, the Partnership had a net loss of $(1,792,438). The Partnership's positions in the Euribor, gold and corn provided gains; the Partnership experienced losses in European stock indices and copper.  In September 2011, the Partnership had a net loss of $(1,192,048).  The Partnership saw gains in the Singapore Dollar, Euro-Bund and aluminum; the Partnership experienced losses in corn, soybeans and sugar.

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

For the quarter ended September 30, 2011, the Partnership had expenses comprised of $713,952 in brokerage commissions (including clearing and exchange fees), $310,107 in management fees, $62,024 in professional fees, and $54,600 in accounting, administrative fees and other expenses. For the same quarter ended September 30, 2010, the Partnership had expenses comprised of $666,406 in brokerage commissions (including clearing and exchange fees), $337,262 in management fees, $32,744 in professional fees, and $45,914 in accounting and administrative fees. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss of $(1,240,466) for the quarter compared to net gain of $3,404,257 for the same quarter in 2010.

At September 30, 2011, the net asset value of the Partnership was $38,156,364, compared to its net asset value of $44,087,080 at December 31, 2010.

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

Comparison of the Nine Months Ended September 30, 2011 and 2010

For the nine months ended September 30, 2011, the Partnership had total net trading losses comprised of $975,985 in net realized gains on closed positions, $(3,206,865) in change in net unrealized gains (losses) on open positions and interest income of $9,140. For the nine months ended September 30, 2010, the Partnership had total net trading gains comprised of $1,277,326 in net realized gains on closed positions, $3,986,976 in change in net unrealized gains (losses) on open positions and interest income of $24,945.

In January 2011, the Partnership was profitable. The Partnership generated gains from its positions in crude oil, nickel and cotton; the Partnership had losses in foreign debt markets and gold. The Partnership recorded a net gain of $987,203. In February 2011, trading was profitable as the Partnership had gains in its energy, corn, gold and coffee positions; the Partnership had losses in US treasury positions, soybeans and Japanese Yen.  The Partnership recorded a net gain of $1,443,691. In March 2011, trading was unprofitable. The Partnership generated gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net loss of $(2,108,003).  In April 2011, the Partnership had a net gain of $1,007,249. The Partnership had profitable positions in gold, RBOB Gasoline, Euro currency and corn; the Partnership had offsetting losses in live cattle, Swiss Franc, and cotton.  In May 2011, the Partnership had a net loss of $(5,007,002). The Partnership's positions in US and Japanese interest rate instruments provided gains; the Partnership experienced losses in energy, aluminum and coffee.  In June 2011, the Partnership had a net loss of $(893,512).  The Partnership saw gains in wheat, Japanese bonds, and crude oil; the Partnership experienced losses in corn, heating oil, gold and live cattle.  In July 2011, the Partnership was profitable. In July 2011, the Partnership had a net gain of $1,744,020. The Partnership had profitable positions in gold, and European interest rate instruments such as the Euro-Bund and Euro-Bobl; the Partnership had losses in the CAC-40, Swiss Franc and Euro currency positions.  In August 2011, the Partnership had a net loss of $(1,792,438). The Partnership's positions in the Euribor, gold and corn provided gains; the Partnership experienced losses in European stock indices and copper.  In September 2011, the Partnership had a net loss of $(1,192,048).  The Partnership saw gains in the Singapore Dollar, Euro-Bund and aluminum; the Partnership experienced losses in corn, soybeans and sugar.

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

For the nine months ended September 30, 2011, the Partnership had expenses comprised of $2,297,033 in brokerage commissions (including clearing and exchange fees), $1,017,556 in management fees, $109,376 in professional fees, and $165,135 in accounting, administrative fees and other expenses.  For the nine months ended September 30, 2010, the Partnership had expenses comprised of $2,036,804 in brokerage commissions (including clearing and exchange fees), $1,027,352 in management fees, $105,973 in professional fees, and $137,019 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded net loss of $(5,810,840) for the nine months ended September 30, 2011 compared to net gain of $1,982,099 for the same nine month period in 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2011 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2011, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2011, 37,187.5358 Partnership Units were held by 530 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2011 through September 30, 2011, a total of 3,797.9541 Partnership Units were subscribed for the aggregate subscription amount of $4,476,871. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2011	$368,730
February 2011	$1,442,840
March 2011	$991,806
April 2011	$670,044
May 2011	$172,925
June 2011	$619,472
July 2011	$76,081
August 2011	$17,427
September 2011	$117,546

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: November 14, 2011	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer