Form 10-K
period 2011-12-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2012-03-30
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 000-53118

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8870560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7535 Windsor Drive, Suite A205 Allentown, PA 18195 (Address of principal executive offices) (Zip Code)
(610) 366-3922
(Registrant’s telephone number, including area code)
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
Yes ☐ No ☒

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2012 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $9,314,000.

TABLE OF CONTENTS

PART I

ITEM 1. Business

ITEM 1A. Risk Factors

ITEM 1B. Unresolved Staff Comments

ITEM 2. Properties

ITEM 3. Legal Proceedings

ITEM 4. Mine Safety Disclosures

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

ITEM 6. Selected Financial Data

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

ITEM 8. Financial Statements and Supplementary Data

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A. Controls and Procedures

ITEM 9B. Other Information

PART III

ITEM 10.Directors and Executive Officers

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

ITEM 14. Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

PART I
ITEM 1. Business.

Summary

Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP) (the "Partnership"), is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests.  A representative list of the types of markets that may be traded is set forth on page six. The objective of the Partnership is the appreciation of its assets through speculative trading.

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

All of the Partnership's assets are traded pursuant to the Advisor's proprietary quantitative trading strategy known as Global Directional Portfolio. From the Partnership’s start until February 28, 2011, the assets of the Partnership traded at a leverage ratio of 1.2 (such amount is referred to herein as the "Trading Level"). Effective March 1, 2011, the Trading Level was reduced to 1.0.  In addition, while the Partnership currently trades the full set of markets traded pursuant to the Advisor’s Global Directional Portfolio strategy, prior to March 1, 2011, the Partnership traded a somewhat more limited set of markets than other accounts traded pursuant to the Advisor's Global Directional Portfolio strategy.  The General Partner may in its discretion change the Trading Level at any time or elect to have the Advisor trade a more or less extensive set of markets.

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

In accordance with the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the units up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership. The Partnership offers two classes of limited partnership interests, the Institutional Class and the Investor Class. What class of interests an investor is permitted to purchase will depend upon the nature of the investor (e.g., whether the investor is an institutional investor or an individual investor) and whether a sales agent will receive a commission with respect to such investor. The Investor Class will be charged a 7.00% annual (6% per annum effective October 1, 2011) brokerage fee and the Institutional Class will be charged a 4.00% annual brokerage fee. In addition, the classes may be comprised of different series. If the General Partner establishes with respect to a limited partner a fee arrangement whereby the commission charges, General Partner management fee or incentive allocation to the General Partner is different from the general Investor Class or Institutional Class (or any series that has previously been established under the Investor Class or Institutional Class), a new series will be established under the relevant class to reflect such fee arrangement. The General Partner may establish different series in its discretion with higher or lower fees than those described herein to reflect different fee arrangements the General Partner may wish to establish for an investor (or group of investors) for marketing purposes. All limited partnership interests, regardless of series or class, will share on a pro rata basis in the Partnership's holdings and trading results and will have the same redemption and consent rights and are subject to the same minimum investment amounts.

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

The General Partner is responsible for the selection of commodity trading advisors for the Partnership. The General Partner has currently selected WIC to act as trading advisor for the Partnership and the Partnership's capital will be allocated to the Global Directional Portfolio of WIC. The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Limited Partnership Agreement, the General Partner will maintain a general partner contribution of $1,000 to the Partnership.  The individual principals of the General Partner are Robert L. Lerner, Stephen J. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  See ITEM 10 "Directors and Executive Officers."

Trading of Futures and Forward Currency Contracts

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

Allocation of Capital

All of the Partnership's assets are currently allocated to WIC's Global Directional Portfolio, which is a proprietary quantitative trading strategy, and are currently traded at a leverage ratio of 1.0.  From the start of the Partnership until February 28, 2011 the Partnership traded at a leverage of 1.2 (which is 20% greater than normal) and traded a somewhat more limited set of markets than other accounts traded pursuant to the Advisor’s Global Directional Portfolio strategy.  Effective March 1, 2011, the Partnership trades a complete set of markets.  The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

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

Agriculture	Interest Rates		Currencies		Stock Indices
Cocoa	10-Yr. Euro Swapnote®	Australian Bank Bills	Argentine Peso	Indonesian Rupiah	AEX Index	MSCI Singapore Fee Index
Coffee	Australian Bonds (3, 10-yr.)	Canadian Bank Bills	Australian Dollar	Japanese Yen	CAC 40 Index	MSCI Taiwan Index
Corn	British Long Gilts	Euribor	Australian Dollar/Japanese Yen	Korean Won	DAX Index	Nasdaq 100 Index
Cotton	Canadian Bonds (10-yrs.)	Eurodollar	Brazilian Real	Mexican Peso	Dow Jones Euro Stoxx 50 Index	Nikkei Index
Lean Hogs	Euro-Bobl	Euroswiss	British Pound	New Zealand Dollar	Dow Jones Industrial Index	OMXS 30 Index
Live Cattle	Euro-Bund	Euroyen	Canadian Dollar	Norwegian Krone	FTSE 100 Index	S&P/ASE 200 Index
Soybean Meal	Euro-Shatz	Libor (1-mo.)	Chilean Peso	Peruvian New Sol	Hang Seng Index	S&P 500 Index
Soybean Oil	Japanese Govt Bond	New Zealand Bank Bills	Columbian Peso	Philippine Peso	IBEX 35 Index	S&P Canada 60 Index
Soybeans	U.S. Notes (2, 5, 10 -yr.)	Short Sterling	Czech Koruna	Polish Zloty	MIB 30 Index
Sugar	U.S. Bond (30-yr.)	U.S. Fed Funds	Euro currency	Singapore Dollar
Wheat	Metals		Euro Currency/British Pound	South African Rand
Energies	Aluminum		Euro Currency/Japanese Yen	Swedish Krona
Brent Crude	Copper		Euro Currency/Swiss Franc	Swiss Franc
Crude Oil	Gold		Hong Kong Dollar	Taiwan Dollar
Gasoil	Lead		Hungarian Forint	Thai Baht
Heating Oil	Nickel		Indian Rupee	Turkish Lira
Natural Gas	Silver
Unleaded Gas	Tin Zinc

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. As of December 31, 2011 and December 31, 2010, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Management Fee

The Investor Class and Institutional Class – Series 2 of the Partnership pay the General Partner a quarterly management fee in an amount equal to 1% annually of the net asset value of the Partnership as of the first business day of each calendar quarter before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive allocations payable to the General Partner. The General Partner may pay a portion of its management fee or incentive allocation to finders (appropriately registered marketing and selling agents) the General Partner may engage from time to time. The General Partner may waive all or any portion of the management fee with respect to any Limited Partner.

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

Brokerage Commission

Investor Class interests pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.50% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 6.00% annual rate). Prior to October 1, 2011, the Investor Class paid the General Partner a monthly brokerage commission equal to 7.00% per annum. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate). In addition to payments to properly registered selling agents, the General Partner will pay from the brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. To the extent that the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. To the extent different brokerage commissions are charged because of the varying payments to selling agents, a new series for the Class will be established. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end, and any accrued incentive allocations as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. The General Partner may pay a portion of the brokerage commission to finders the General Partner may engage from time to time.

The Advisor

Management Fee

The Partnership will pay to WIC a quarterly management fee of 0.50% (2% per year) of the Trading Level (as defined below) for each month during such quarter.

The Partnership's "Trading Level" shall mean the Partnership's Net Asset allocated to WIC times the leverage to be employed by WIC from time to time upon the direction of the General Partner. Currently, this leverage ratio is 1.0, however, from the start of the Partnership until February 28, 2011, it was 1.2.  The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the fair value of all open futures and forward currency contracts and other assets maintained by the Partnership, less all liabilities and reserves of the Partnership, including accrued management fees and incentive allocations, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with accounting principles generally accepted in the United States of America.  The fair value of a futures contract or option on a futures contract shall mean the most recent available closing quotation on the exchange through which the particular futures contract or option on a futures contract is traded by the Partnership; the fair value of a forward currency contract is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider.
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

Management of Other Accounts by the Advisor and the General Partner

The Advisor and its affiliates currently manage other accounts. As of December 31, 2011, WIC managed 19 accounts. In addition, the General Partner acts as general partner for another limited partnership, Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP), that trades commodity interests and may compete with the Partnership for positions, and the Advisor, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisor or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. Such differing compensation arrangements may provide an incentive for the General Partner or WIC to favor one account over another.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2011 13,021.2903 Partnership Units were held by 238 Limited Partners and the General Partner.

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

From January 1, 2011 through December 31, 2011 4,156.3428 Partnership Units were subscribed for the aggregate net subscription amount of $4,849,462. Details of the subscriptions of these Partnership Units are as follows:

Amount of
Subscriptions
January 2011	$368,730
February 2011	$1,442,840
March 2011	$991,806
April 2011	$670,044
May 2011	$172,925
June 2011	$619,472
July 2011	$76,081
August 2011	$17,427
September 2011	$117,546
October 2011	$127,556
November 2011	$152,600
December 2011	$92,435

Investors in the Partnership who subscribed through a selling agent may have been charged a sales commission at a rate negotiated between such selling agent and the investor, which sales commission in no event exceeded 3% of the subscription amount.

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

Limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.583% of the net asset value of the Partnership as of the beginning of each month (a 7.0% annual rate). The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such limited partnership interests will be reduced accordingly. The General Partner pays from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2011, ADMIS and NUSA are the clearing brokers for the Partnership.

Result of Operations

Comparison of the Fiscal Years Ended December 31, 2011 and 2010

As of December 31, 2011, total partners' capital (net asset value) of the Partnership was $12,622,792 compared to its net asset value of $44,087,080 at December 31, 2010. The Partnership's 2011 subscriptions and redemptions totaled $4,849,462 and $27,208,805, respectively, compared to $4,181,122 and $8,787,986, respectively, in 2010.

For the year ended December 31, 2011, the Partnership had net realized and unrealized trading losses of $(4,729,013) and $11,531 in interest income.  For that same period, the Partnership had expenses comprised of $2,738,495 in brokerage commissions including clearing and exchange fees, $1,258,720 in management fees, $173,061 in professional fees, and $217,187 in accounting, administrative fees and other expenses. The Partnership recorded a net loss of $(9,104,945) for the year ended December 31, 2011

Interest income decreased to $11,531 from $34,020 in 2010 due to declining interest rates through 2011 and declining cash balances. Brokerage commissions charged as a percentage of net assests decreased to $2,738,495 from $2,745,921 in 2010 due to change in the Partnership's net assets.  Management fees are charged as a percentage of the net assets and decreased to $1,258,720 from $1,383,669 in 2010 due to a lower number of subscriptions in 2011. Professional fees increased to $173,061 from $144,152 in 2010 as a result of an increase in professional fees. Accounting, administrative fees and other expenses increased to $217,187 from $186,639 in 2010 as a result of an increase in administrative and accounting fees and other expenses.

In January 2011, the Partnership was profitable. The Partnership generated gains from its positions in crude oil, nickel and cotton; the Partnership had losses in foreign debt markets and gold. The Partnership recorded a net gain of $987,203. In February 2011, trading was profitable as the Partnership had gains in its energy, corn, gold and coffee positions; the Partnership had losses in US treasury positions, soybeans and Japanese Yen.  The Partnership recorded a net gain of $1,443,691. In March 2011, trading was unprofitable. The Partnership generated gains in its cattle, gasoline and gold positions; the Partnership had losses in base metals and in corn.  The Partnership recorded a net loss of $(2,108,003).  In April 2011, the Partnership had a net gain of $1,007,249. The Partnership had profitable positions in gold, RBOB Gasoline, Euro currency and corn; the Partnership had offsetting losses in live cattle, Swiss Franc, and cotton.  In May 2011, the Partnership had a net loss of $(5,007,002). The Partnership's positions in US and Japanese interest rate instruments provided gains; the Partnership experienced losses in energy, aluminum and coffee.  In June 2011, the Partnership had a net loss of $(893,512).  The Partnership saw gains in wheat, Japanese bonds, and crude oil; the Partnership experienced losses in corn, heating oil, gold and live cattle.  In July 2011, the Partnership was profitable. In July 2011, the Partnership had a net gain of $1,744,020. The Partnership had profitable positions in gold, and European interest rate instruments such as the Euro-Bund and Euro-Bobl; the Partnership had losses in the CAC-40, Swiss Franc and Euro currency positions.  In August 2011, the Partnership had a net loss of $(1,792,438). The Partnership's positions in the Euribor, gold and corn provided gains; the Partnership experienced losses in European stock indices and copper.  In September 2011, the Partnership had a net loss of $(1,192,048).  The Partnership saw gains in the Singapore Dollar, Euro-Bund and aluminum; the Partnership experienced losses in corn, soybeans and sugar.   In October 2011 the Partnership was unprofitable.  The Partnership had losses in crude oil, eurodollars, and US equity futures; the Partnership had some offsetting gains in gold, silver and foreign currencies.  The Partnership recorded a net loss of $(2,430,169).  In November 2011 trading was unprofitable as the Partnership had losses in Japanese government bonds, eurodollars, Australian dollar and US equities; the Partnership had gains in natural gas, European bund, and wheat.  The Partnership recorded a net loss of $(733,554).  In December 2011 trading was unprofitable.  The Partnership had losses in gold, lean hogs and soybeans; the Partnership had some offsetting gains in natural gas, US interest rate products, and the euro currency.  The Partnership recorded a net loss of $(130,382).

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

The net asset value per Investor Class Unit at December 31, 2011 decreased (20.56) % from $1,161.27 at December 31, 2010 to $922.52 at December 31, 2011. The net asset value per Institutional Class Unit, Series 1 at December 31, 2011 decreased (17.38) % from $1,349.66 at December 31, 2010 to $1,115.07 at December 31, 2011. The net asset value per Institutional Class Unit, Series 2 at December 31, 2011 decreased (18.14) % from $1,286.20 at December 31, 2010 to $1,052.84 at December 31, 2011. The net asset value per Institutional Class Unit, General Partner, Series 3 at December 31, 2011 decreased (17.35)% from $4,614.97 at December 31, 2010 to $3,814.39 at December 31, 2011.

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

Contractual Obligations and Commercial Commitments

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act. is not required to provide information under this item.

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

The Commodity Interests traded by the Partnership involve varying degrees of related market risk. Such market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and/or market values of financial instruments and commodities. Fluctuations in related market risk based upon the aforementioned factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow. The Partnership accounts for open positions on the basis of mark-to-market accounting principles. As such, any gain or loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized.

The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. It is anticipated that the following will be the primary trading risk exposures of the Partnership for the year 2012, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2011, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of commodity interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2011 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2011.

The potential loss in earnings for each market risk exposure as of December 31, 2011 was:

Currency exchange rate risk	$49,859

Commodity price risk	$105,301

Interest rate risk	$95,186

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

Based upon that evaluation, the General Partner has concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2011.

There were no changes in the Partnership's internal controls during the fourth quarter of 2011 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2011. Based upon that evaluation, the General Partner has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2011. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Robert L. Lerner, age 55, is an owner and the Chairman of General Partner and has been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 45, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Welton Investment Corporation as the Partnership's trading advisor. The principals and certain officers of the Advisor are as follows:

Patrick Welton, Chief Executive Officer, Co-Founder, Age 51. Mr. Welton oversees all internal departments, with an emphasis on trading and risk management.  He was a National Futures Association (NFA) Board of Director from 1997-2000.  Mr. Welton has spoken at conferences, authored articles, participated in panel presentations and served on committees for the Managed Funds Association (MFA) and the NFA.  He is also an investment committee member of a California pension plan and an endowment.  Mr. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  He has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator. Dr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University, respectively. He has been with WIC and has been Chief Executive Officer and Chairman since November 1988.

Annette Welton, Chair, Board of Directors, Co-Founder, Age 50. Ms. Welton chairs the Board of Directors.  In her role, she provides oversight of management, develops independent feedback to the board, and engages in high level industry relations.  Prior to assuming her current duties in mid 2009, Ms. Welton served as the firm’s Chief Operating Officer where she was instrumental in leading the firm for the prior two decades.  She has served in the MFA’s Public Relations and Trading and Markets Committees, as well as on the NFA’s Nominating Committee.  Ms. Welton currently serves on the Monterey Bay Board of a nationally-based nonprofit charity in a finance capacity.  She holds a BS from UCLA. Ms. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  She has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator.  She has been with WIC and has been Chief Operating Officer and Chief Financial Officer since November 1988.

Brent Hankins, CAIA, Senior Managing Director, Director of Portfolio and Trading Operations, Age 41. Mr. Hankins’ primary responsibilities include portfolio oversight, management of the firm’s trading operations and participation in the firm’s research process.  Drawing on his depth of experience with Welton, Mr. Hankins has spoken at numerous alternative investment conferences throughout the U.S. and Asia.  He holds the CAIA designation and earned a BS from California Polytechnic University at San Luis Obispo. Mr. Hankins has been registered as an Associated Person with Welton Investment Corporation since March 1993 and listed as a Principal with Welton Investment Corporation since February 2000.   He has been with WIC since January 1993 and Senior Portfolio Manager since February 2000.

David Nowlin, Senior Managing Director, Chief Compliance Officer & Chief Administrative Officer, Age 50. Mr. Nowlin oversees all aspects of WIC’s corporate and regulatory compliance along with the administrative operations. Previously, he worked as an Associate with the firms formerly known as Price Waterhouse and Dean Witter Reynolds. Mr. Nowlin earned an MBA from Santa Clara University and a BA from Westmont College. He has been with WIC since June 1993 and has been Chief Compliance Officer since February 2000.

Justin Balas, CAIASM, Senior Managing Director, Director of Research, Age 35. Mr. Balas oversees the firm’s proprietary research directives and the development of new products, managing groups of specialists within Information Technology, Trading and Applied Sciences.   He holds the CAIA designation and earned a BA from the University of California, Santa Cruz. Mr. Balas has been registered as an Associated Person with Welton Investment Corporation since October 2004 and listed as a Principal with Welton Investment Corporation since February 2011.

Guillaume Detrait, Senior Managing Director, Chief Operating Officer & Chief Enterprise Risk Officer, Age 41. Mr. Detrait oversees the overall operations of the firm and the enterprise risk management function, both partnering with internal departments to consolidate sound business practices and ensuring that all major risk categories are properly mitigated. Prior to joining the firm, Mr. Detrait was a Vice President at HSBC where he participated in strategic development for the US credit card division from 2005 to 2008. He holds an MBA from Columbia Business School and a BS in Economics from ESC Reims in France. Mr. Detrait has been registered as an Associated Person with Welton Investment Corporation since September 2008 and listed as a Principal with Welton Investment Corporation since February 2011.

Christopher Keenan, Senior Managing Director, Director of Strategic Marketing, Age 43.  Mr. Keenan manages strategic marketing initiatives. He holds an MBA from Northwestern’s Kellogg School of Business and a BA from UCLA. Mr. Keenan has been registered as an Associated Person with Welton Investment Corporation since March 2003 and listed as a Principal with Welton Investment Corporation since February 2011.

Justin Dew, Senior Managing Director, Director of Strategic Development, Age 37.  Mr. Dew is responsible for business development, expanding the firm’s East Coast presence and identifying, evaluating and executing strategic growth opportunities. Formerly he was a Managing Director and Head of Strategic Development for the Clinton Group from 2006 to 2008. Prior to that, he was a Senior Director and Global Head of Alternative Strategies at Standard & Poor’s from 2002 to 2006. Mr. Dew holds an MBA from Cornell University and a BS from Ithaca College. He has been registered as an Associated Person with Welton Investment Corporation January 2009 and listed as a Principal with Welton Investment Corporation since February 2011.

Code of Ethics

The Partnership does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The General Partner is primarily responsible for the day to day administrative and operational aspects of the Partnership's business. The General Partner has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included as Exhibit 14.01.

ITEM 11. Executive Compensation

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See ITEM 1. Business “Fees and Expenses."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2011, approximately 13,021.2903 Partnership Units were held by 238 Limited Partners and the General Partner. As of December 31, 2011 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2011, the General Partner owned $1,718 of general partner interests in the Partnership, or 0.4504 Partnership Units, representing approximately 0.01% of the total outstanding Partnership Units, and also beneficially owned 56.5101 Limited Partnership Units.  Ruvane is owned entirely by Robert L. Lerner and a trust for the benefit of him and his family.  As of March 1, 2012, the General Partner owned $1,718 of interests in the Partnership or 0.02% of the Partnership. The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See ITEM 1. Business "Fees and Expenses”. For the years ended December 31, 2011 and December 31, 2010, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $415,707, and $386,920, respectively. For the years ended December 31, 2011 and December 31, 2010, the General Partner received net brokerage commissions of $2,245,047 and $2,094,250, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 7.0% annually (6.0% annually effective October 1, 2011) of the net asset value of the Investor Class Interests and 4.0% annually of the Institutional Class Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers; net brokerage commissions do not account for any amounts paid by the General Partner to selling agents.

ITEM 14. Principal Accountant Fees and Services.

The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. & Associates, L.L.C. (Arthur Bell) for 2011 and 2010.

	2011	2010

Audit Fees (1)	$80.3	$60.1

Audit-Related Fees	-	-

Tax Fees		-

All Other Fees	-	-
	$80.3	$60.1

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
By: Bridgeton Fund Management, LLC
Its: General Partner

By: /s/ Stephen J. Roseme

Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer
Date: March 30, 2012

INDEX TO EXHIBITS

Exhibit Number Item Description

3.1	Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.2 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein)

3.3	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.3 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein)

10.1	Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

14.1	General Partner Code of Ethics (Filed as Exhibit 14.1 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein)

31.1	Rule 13a-14(a)/13d-14(a) Certifications

32.1	Section 1350 Certification

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

_____________

TABLE OF CONTENTS
______________________

 Report of Independent Registered Public Accounting Firm

Statements of Financial Condition
as of December 31, 2011 and December 31, 2010

Condensed Schedules of Investments
as of December 31, 2011 and December 31, 2010

Statements of Income (Loss) and General Partner Incentive Allocation
for the Years Ended December 31, 2011 and 2010

Statements of Changes in Partners’ Capital (Net Asset Value)
for the Years Ended December 31, 2011 and 2010

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Global Directional Fund, LP

We have audited the accompanying statements of financial condition of Bridgeton Global Directional Fund, LP as of December 31, 2011 and 2010, including the condensed schedules of investments, and the related statements of income (loss) and general partner incentive allocation and changes in partners’ capital (net asset value) for the years then ended.  These financial statements are the responsibility of the General Partner.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Global Directional Fund, LP as of December 31, 2011 and 2010, and the results of its operations and the changes in its net asset values for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.
Hunt Valley, Maryland
March 28, 2012

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2011 and December 31, 2010
_______________

	December 31,	December 31,
	2011	2010
ASSETS
Equity in Trading Accounts:
Due from brokers and forward currency dealer (including margin deposits of $1,726,592 for 2011 and $4,927,385 for 2010)	$3,639,659	$18,208,550
Net unrealized gains on open futures contracts	45,596	3,334,386
Net unrealized (losses) on open futures contracts	(561,993)	-
Net unrealized gains on open forward currency contracts	(22,300)	-
	3,100,962	21,542,936
Cash and cash equivalents	19,308,817	24,203,397
Due from General Partner	18,779	62,876
TOTAL ASSETS	$22,428,558	$45,809,209
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES :
Prepaid subscriptions	$30,000	$342,500
Redemptions payable	9,559,836	1,063,391
Other accrued expenses	67,138	57,813
Accrued management fees	148,792	258,425
TOTAL LIABILITIES	9,805,766	1,722,129
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners - Investor Class (8,872.8542 and 35,222.9640 fully redeemable units at December 31, 2011 and December 31,
2010, respectively)	8,185,420	40,903,285
Limited partners - Institutional Class - Series 1 (1,100.3619 and 949.7838 fully redeemable units at December 31, 2011 and
December 31, 2010, respectively)	1,226,979	1,281,885
Limited partners - Institutional Class - Series 2 (3,047.6238 and 1,400.9530 fully redeemable units at December 31, 2011 and
December 31, 2010, respectively)	3,208,675	1,801,910
General partner - Institutional Class - Series 3 (0.4504 and 21.6686 fully redeemable units at December 31, 2011 and December 31,
2010, respectively)	1,718	100,000
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	12,622,792	44,087,080
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$22,428,558	$45,809,209

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2011
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Commodities	$15,034	0.119%
Currencies	2,575	0.020%
Energy	22,083	0.175%
Financials	115,149	0.912%
Metals
London Aluminum (375 contracts, range of expiration 3/21/12-3/20/13)	(3,391,710)	(26.870)%
London Copper (92 contracts, range of expiration 3/21/12-3/20/13)	(2,358,624)	(18.685)%
Other	(223,576)	(1.771)%
Stock indices	1,729	0.014%
Total long futures contracts	$(5,817,340)	(46.086)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Commodities	$(58,485)	(0.463)%
Currencies	14,224	0.113%
Energy	54,035	0.428%
Financials	(22,100)	(0.175)%
Metals
London Aluminum (389 contracts, range of expiration 3/21/12-3/20/13)	3,154,982	24.994%
London Copper (94 contracts, range of expiration 3/21/12-3/20/13)	1,852,719	14.678%
Other	309,851	2.454%
Stock indices	(4,283)	(0.034)%
Total short futures contracts	$5,300,943	41.995%
Total futures contracts	$(516,397)	(4.091)%

LONG FORWARD CURRENCY CONTRACTS
	Unrealized	% of
	Gain	Partners’
Description	(Loss), Net	Capital*
Various forward currency contracts	$(15,945)	(0.126)%
Total long forward currency contracts	$(15,945)	(0.126)%

SHORT FORWARD CURRENCY CONTRACTS
	Unrealized	% of
	Gain	Partners’
Description	(Loss), Net	Capital*
Various forward currency contracts	$(6,355)	(0.050)%
Total short forward currency contracts	$(6,355)	(0.050)%
Total forward currency contracts	$(22,300)	(0.176)%

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2010
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Commodities	$1,084,057	2.459%
Currencies	628,348	1.425%
Energy	629,734	1.428%
Financials	411,355	0.933%
Metals
London Copper (98 Contracts, range of expiration 3/16/11 - 6/15/11)	2,946,275	6.683%
Other	2,790,085	6.329%
Stock indices	(82,854)	(0.188)%
Total long futures contracts	$8,407,000	19.069%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Currencies	$(44,697)	(0.101)%
Energy	(344,100)	(0.781)%
Financials	(255,169)	(0.579)%
Metals
London Copper (75 Contracts, range of expiration 3/16/11 - 6/15/11)	(1,545,620)	(3.506)%
Other	(2,883,028)	(6.539)%
Total short futures contracts	$(5,072,614)	(11.506)%
Total futures contracts	$3,334,386	7.563%

*Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

 BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Years Ended December 31, 2011 and 2010

_______________

	2011	2010
NET INVESTMENT (LOSS)
Income:
Interest income	$11,531	$34,020

Expenses:
Brokerage commissions	2,738,495	2,745,921
Management fees	1,258,720	1,383,669
Professional fees	173,061	144,152
Accounting, administrative fees and other expenses	217,187	186,639
Total expenses	4,387,463	4,460,381
Net investment (loss)	(4,375,932)	(4,426,361)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures and forward currency contracts:
Net realized gains (losses) on closed contracts	(855,930)	6,606,434
Change in net unrealized gains (losses) on open contracts	(3,873,083)	3,579,600
Net trading profits (losses)	(4,729,013)	10,186,034
NET INCOME (LOSS)	$(9,104,945)	$5,759,673

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$(244.38)	$140.55
Institutional Class - Series 1	$(246.00)	$162.77
Institutional Class - Series 2	$(214.37)	$192.51
Institutional Class - General Partner - Series 3	$1,490.23	$753.48

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2011 and 2010
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at December 31, 2009	38,486.0252	$38,976,534	1,493.4694	$1,689,632	1,413.4121	$1,539,004	188.4717	$729,101	$42,934,271
Additions	4,025.6655	3,999,399	20.8716	23,672	119.2802	140,000	4.6026	18,051	4,181,122
Redemptions	(7,288.7267)	(7,238,404)	(564.5572)	(622,650)	(131.7393)	(135,899)	(171.4057)	(791,033)	(8,787,986)
Transfers	-	-	-	-	-	-	-	-	-

Net (loss):	-	5,165,756	-	191,231	-	258,805	-	143,881	5,759,673

Balances at December 31, 2010	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	3,707.6080	4,297,446	196.1499	265,074	251.7743	283,250	0.8106	3,692	4,849,462
Redemptions	(27,753.1607)	(26,339,436)	(45.5718)	(58,244)	(635.5052)	(703,339)	(22.0288)	(107,786)	(27,208,805)
Transfers	(2,304.5571)	(2,191,270)	-	-	2,030.4017	2,191,270	-	-	-

Net income (loss):	-	(8,484,605)	-	(261,736)	-	(364,416)	-	5,812	(9,104,945)

Balances at December 31, 2011	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
December 31, 2009	$1,012.75	$1,131.35	$1,088.86	$3,868.49
December 31, 2010	$1,161.27	$1,349.66	$1,286.20	$4,614.97
December 31, 2011	$922.52	$1,115.07	$1,052.84	$3,814.39

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010
_______________

1.                 PARTNERSHIP ORGANIZATION

Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP) (“the Partnership”), a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership’s business is to trade, buy, sell or otherwise acquire, hold, or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices, and sectors (“Commodity Interests”), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, or Commodity Interests.  The objective of the Partnership is the appreciation of its assets through speculative trading.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.                 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.         Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At December 31, 2011 and December 31, 2010, the Partnership had investments in money market mutual funds of $15,760,234 and $21,243,750, respectively.  Interest received on cash deposits and dividends received from money market mutual funds is included as interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers and forward currency dealer at December 31, 2011 and December 31, 2010 consisted of cash on deposit with the brokers of $3,379,918 and $18,208,550, respectively and cash on deposit with the forward currency dealer of $259,741 and $0, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss) and General Partner Incentive Allocation.

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with a broker as “Net unrealized gains on open futures contracts” and the aggregate net unrealized losses with a broker as “Net unrealized losses on open futures contracts” in the Statements of Financial Condition.  The net unrealized gains on open contracts from one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized gains (losses) on open contracts.”

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.
Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.583% of the net asset value of such interests as of the beginning of each month (an annual rate of 7.00%).  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the years ended December 31, 2011 and 2010, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00% through September 30, 2011, and 6% from October 1, 2011 to December 31, 2011.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all actual trading commissions incurred by the Partnership, exclusive of give-up charges and service fees assessed by certain brokers.  Such execution costs totaled $7,420 and $13,316 for the years ended December 31, 2011 and 2010, respectively.  Approximately 35% to 45% of the actual trading commissions incurred by the Partnership are remitted by the brokers to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Years Ended December 31,
	2011	2010
Investor Class	$2,601,338	$2,602,185
Institutional Class – Series 1	54,945	53,915
Institutional Class – Series 2	81,483	59,597
Institutional Class –
General Partner – Series 3	729	30,224
Total	$2,738,495	$2,745,921

As of December 31, 2011 and 2010, $18,779 and $62,876, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the years ended December 31, 2011 and 2010, the General Partner earned no incentive allocations.

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

	For the Years Ended December 31,
	2011	2010
Investor Class	$398,784	$372,177
Institutional Class – Series 2	16,923	14,743
Total	$415,707	$386,920

As of December 31, 2011 and 2010, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	For the Years Ended December 31,
	2011	2010
Investor Class	$773,800	$909,205
Institutional Class – Series 1	27,691	32,800
Institutional Class – Series 2	41,087	36,318
Institutional Class – General Partner – Series 3	435	18,426
Total	$843,013	$996,749

As of December 31, 2011 and 2010, $148,792 and $258,425, respectively, was due to the Advisor for management fees.

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2011 and 2010.

The Partnership files U.S. federal and state tax returns.  The 2008 through 2011 tax years generally remain subject to examination by U.S. federal and most state authorities.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

M.
Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net Realized Gains (Losses) on Closed Contracts” in the Statements of Income (Loss) and General Partner Incentive Allocation and totaled $87,529 and $27,595 for the years ended December 31, 2011 and 2010, respectively.

N.
Recently Issued Accounting Pronouncement

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and will become effective during the interim and annual periods beginning after December 15, 2011.  The Partnership will adopt the methodologies prescribed in ASU 2011-04 by the date required and does not anticipate that this ASU will have any material effect on its financial position or results of operations.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the years ended December 31, 2011 and 2010, there were no transfers into or out of Levels 1 and 2.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

3.
FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$6,082,691	$6,082,691	$-	N/A
Forward currency contracts	5,430	-	5,430	N/A
Money market mutual funds	15,760,234	15,760,234	-	N/A
Total investment assets	$21,848,355	$21,842,925	$5,430
Liabilities
Futures contracts	$(6,599,088)	$(6,599,088)	$-	N/A
Forward currency contracts	(27,730)	-	(27,730)	N/A
Total investment liabilities	$(6,626,818)	$(6,599,088)	$(27,730)

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$8,802,183	$8,802,183	N/A	N/A
Money market mutual funds	21,243,750	21,243,750	N/A	N/A
Total investment assets	$30,045,933	$30,045,933
Liabilities
Futures contracts	$(5,467,797)	$(5,467,797)	N/A	N/A
Total investment liabilities	$(5,467,797)	$(5,467,797)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

4.                 DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts and futures contracts in currencies, interest rates, stock indices and a wide range of commodities, including energy and metals (collectively, “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the Statement of Financial Condition.  Investments in futures contracts are reported in the Statements of Financial Condition as either “Net unrealized gains on open futures contracts” or “Net unrealized losses on open futures contracts”, while investments in forward currency contracts are reported as “Net unrealized (losses) on open forward currency contracts.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of December 31, 2011
	Assets	Liabilities	Net
Futures contracts
Commodities	$25,637	$(69,088)	$(43,451)
Currencies	42,668	(25,869)	16,799
Energy	108,370	(32,252)	76,118
Financials	118,298	(25,249)	93,049
Metals	5,767,868	(6,424,226)	(656,358)
Stock indices	19,850	(22,404)	(2,554)

Total futures contracts	6,082,691	(6,599,088)	(516,397)

Forward currency contracts	5,430	(27,730)	(22,300)

Total derivatives contracts	$6,088,121	$(6,626,818)	$(538,697)

	As of December 31, 2010
	Assets	Liabilities	Net
Futures contracts
Commodities	$1,101,849	$(17,792)	$1,084,057
Currencies	759,820	(176,169)	583,651
Energy	629,734	(344,100)	285,634
Financials	442,801	(286,615)	156,186
Metals	5,829,566	(4,521,854)	1,307,712
Stock indices	38,413	(121,267)	(82,854)
Total derivatives contracts	$8,802,183	$(5,467,797)	$3,334,386

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss) and General Partner Incentive Allocation.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

4.              DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Year Ended December 31, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(110,824)	$(1,127,508)	$(1,238,332)	9,988
Currencies	(1,362,549)	(566,852)	(1,929,401)	6,486
Energy	771,159	(209,516)	561,643	6,024
Financials	4,673,332	(63,137)	4,610,195	27,329
Metals	1,306,463	(1,964,070)	(657,607)	5,242
Stock indices	(4,727,761)	80,300	(4,647,461)	20,449
Total futures contracts	549,820	(3,850,783)	(3,300,963)	75,518

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(1,405,750)	(22,300)	(1,428,050)	379,547,473
Total gain (loss) from derivatives trading	$(855,930)	$(3,873,083)	$(4,729,013)

	For the Year Ended December 31, 2010
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$3,618,769	$902,834	$4,521,239	18,438
Currencies	(942,707)	510,947	(431,760)	10,856
Energy	(1,384,959)	518,185	(866,774)	9,468
Financials	5,677,769	375,301	6,053,070	36,282
Metals	1,269,969	1,541,255	2,811,224	5,540
Stock indices	(1,632,407)	(268,558)	(1,900,965)	39,758
Total gain (loss) from derivatives trading	$6,606,434	$3,579,600	$10,186,034	120,342

The number of contracts closed for futures contracts represents the number of contract half-turns during the years ended December 31, 2011 and 2010.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the years ended December 31, 2011 and 2010.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

4.              DERIVATIVE INSTRUMENTS (CONTINUED)

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the  Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the  Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of December 31, 2011 and December 31, 2010, the latest maturity dates for open contracts are March 2013 and December 2011, respectively.

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  The Partnership’s counterparties with respect to the trading of futures contracts are major brokerage firms and banks located in the United States, or their foreign affiliates.  Credit risk due to counterparty nonperformance associated with futures contracts and forward currency contracts is reflected in the cash on deposit with brokers and forward currency dealer and the unrealized gains on open contracts held by such counterparties, if any, included in Note 4.  The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

5.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2011 and 2010.  The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$1,161.27	$1,349.66	$1,286.20
Profit (loss) from operations
Net investment (loss)	(119.00)	(90.59)	(94.29)
Net trading (losses)	(119.75)	(144.00)	(139.07)
Net (loss)	(238.75)	(234.59)	(233.36)
Net Asset Value, end of the year	$922.52	$1,115.07	$1,052.84
Total Return(1)	(20.56)%	(17.38)%	(18.14)%
Supplemental Data
Ratios to average net asset value
Expenses	11.61%	7.16%	8.34%
Net investment (loss)	(11.58)%	(7.13)%	(8.30)%

	Year Ended December 31, 2010
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$1,012.75	$1,131.35	$1,088.86
Profit (loss) from operations
Net investment (loss)	(113.03)	(82.21)	(90.36)
Net trading profits	261.55	300.52	287.70
Net profit	148.52	218.31	197.34
Net Asset Value, end of the year	$1,161.27	$1,349.66	$1,286.20
Total Return(1)	14.67%	19.30%	18.12%
Supplemental Data
Ratios to average net asset value
Expenses	11.30%	7.34%	8.23%
Net investment (loss)	(11.21)%	(7.26)%	(8.14)%

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2011 and 2010
_______________

6.              SUBSEQUENT EVENTS

The Partnership has received redemption requests through March 26, 2012 totaling approximately $4,900,000.  Such redemptions amount to approximately 39% of the December 31, 2011 net asset value of the Partnership.