Form 10-Q
period 2012-03-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2012-05-15
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer______	Accelerated Filer ______
Non-accelerated filer ______ (do not check if a Smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	____	NO X

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements	3
	Condensed Statements of Financial Condition	3
	Condensed Schedules of Investments	4-5
	Condensed Statements of Income (Loss) and General Partner Incentive Allocation	6
	Condensed Statements of Changes in Partners’ Capital (Net Asset Value)	7-8
	Notes to Condensed Financial Statements	9-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2012 (Unaudited) and December 31, 2011
_______________

	March 31,	December 31,
ASSETS	2012	2011
Equity in Trading Accounts:
Due from brokers and forward currency dealer (including margin deposits of
$2,199,813 for 2012 and $1,726,592 for 2011)	$3,942,227	3,639,659
Net unrealized gains on open futures contracts	54,492	45,596
Net unrealized (losses) on open futures contracts	(1,032,297)	(561,993)
Net unrealized (losses) on open forward currency contracts	(35,733)	(22,300)
	2,928,689	3,100,962
Cash and cash equivalents	5,514,288	19,308,817
Due from General Partner	10,587	18,779
TOTAL ASSETS	$8,453,564	$22,428,558
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$38,974	$30,000
Redemptions payable	761,265	9,559,836
Other accrued expenses	69,213	67,138
Accrued management fees	50,319	148,792
TOTAL LIABILITIES	919,771	9,805,766
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (4,206.3222 and 8,872.8542 fully redeemable units at March 31, 2012 and
December 31, 2011, respectively)	3,754,777	8,185,420
Limited partners – Institutional Class – Series 1 (1,081.9630 and 1,100.3619
fully redeemable units at March 31, 2012 and
December 31, 2011, respectively)	1,177,531	1,226,979
Limited partners – Institutional Class – Series 2 (2,537.2975 and 3,047.6238
fully redeemable units at March 31, 2012 and
December 31, 2011, respectively)	2,599,794	3,208,675
General partner – Institutional Class – Series 3 (0.4542 and 0.4504 fully redeemable units at March 31, 2012 and
December 31, 2011, respectively)	1,691	1,718
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	7,533,793	12,622,792
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$8,453,564	$22,428,558

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2012 (Unaudited)
_______________

LONG FUTURES CONTRACTS

	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$21,435	0.284%
		Currencies	(1,362)	(0.018)%
		Energy	(16,753)	(0.222)%
		Financials	(6,358)	(0.084)%
		Metals
259	6/20/12 - 6/19/13	London Aluminum	(1,547,617)	(20.542)%
60	6/20/12 - 6/19/13	London Copper	(403,101)	(5.351)%
		Other	(124,866)	(1.657)%
		Stock indices	(6,371)	(0.085)%
		Total long futures contracts	$(2,084,993)	(27.675)%

SHORT FUTURES CONTRACTS

	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$44,943	0.597%
		Currencies	(5,438)	(0.072)%
		Energy	62,470	0.829%
		Financials	(6,629)	(0.088)%
		Metals
267	6/20/12 – 3/20/12	London Aluminum	1,222,696	16.229%
		Other	(210,794)	(2.798)%
		Stock indices	(60)	(0.001)%
		Total short futures contracts	$1,107,188	14.696%
		Total futures contracts	$(977,805)	(12.979)%
LONG FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(8,051)	(0.107)%
		Total long forward currency contracts	$(8,051)	(0.107)%
SHORT FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(27,682)	(0.367)%
		Total short forward currency contracts	$(27,682)	(0.367)%
		Total forward currency contracts	$(35,733)	(0.474)%

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2011
_______________

LONG FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$15,034	0.119%
		Currencies	2,575	0.020%
		Energy	22,083	0.175%
		Financials	115,149	0.912%
		Metals
375	3/21/12 - 3/20/13	London Aluminum	(3,391,710)	(26.870)%
92	3/21/12 - 3/20/13	London Copper	(2,358,624)	(18.685)%
		Other	(223,576)	(1.771)%
		Stock indices	1,729	0.014%
		Total long futures contracts	$(5,817,340)	(46.086)%

SHORT FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$(58,485)	(0.463)%
		Currencies	14,224	0.113%
		Energy	54,035	0.428%
		Financials	(22,100)	(0.175)%
		Metals
389	3/1/12 - 3/20/13	London Aluminum	3,154,982	24.994%
94	3/21/12 - 3/20/13	London Copper	1,852,719	14.678%
		Other	309,851	2.454%
		Stock indices	(4,283)	(0.034)%
		Total short futures contracts	$5,300,943	41.995%
		Total futures contracts	$(516,397)	4.091%

LONG FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(15,945)	(0.126)%
		Total long forward currency contracts	$(15,945)	(0.126)%

SHORT FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(6,355)	(0.050)%
		Total short forward currency contracts	$(6,355)	(0.050)%
		Total forward currency contracts	$(22,300)	(0.176)%

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

	Three Months Ended
	March 31,
	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$2,369	$7,014

Expenses:
Brokerage commissions	132,002	794,678
Management fees	78,879	369,909
Professional fees	26,142	33,316
Accounting, administrative fees and other expenses	32,130	54,642
Total expenses	269,153	1,252,545
Net investment (loss)	(266,784)	(1,245,531)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures and
forward currency contracts:
Net realized gains on closed contracts	420,226	3,218,889
Change in net unrealized (losses) on open contracts	(474,841)	(1,650,467)
Net trading profits (losses)	(54,615)	1,568,422
NET INCOME(LOSS)	$(321,399)	$322,891

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(31.49)	$7.48

Institutional Class – Series 1	$(26.47)	$17.53

Institutional Class – Series 2	$(30.09)	$19.53

Institutional Class – General Partner – Series 3	$(91.53)	$412.39

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012
 (Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2012	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792
Additions	93.1338	85,000	17.8215	19,814	47.8306	50,000	0.0038	14	154,828
Transfers	(66.7673)	(60,937)			58.2958	60,937			-
Redemptions	(4,692.8985)	(4,245,008)	(36.2204)	(40,240)	(616.4527)	(637,180)	-	-	(4,922,428)
Net (loss)	-	(209,698)	-	(29,022)	-	(82,638)	-	(41)	(321,399)
Balances at March 31, 2012	4,206.3222	$3,754,777	1,081.9630	$1,177,531	2,537.2975	$2,599,794	0.4542	$1,691	$7,533,793

				Net Asset Value Per Unit
					Institutional Class
							Series 3
				Investor Class	Series 1	Series 2	General Partner
January 1, 2012				$922.52	$1,115.07	$1,052.84	$3,814.39
March 31, 2012				$892.65	$1,088.33	$1,024.63	$3,723.03

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Three Months Ended March 31, 2011
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2011	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	2,211.0239	2,641,395	107.7765	153,564	4.2228	5,750	0.5646	2,667	2,803,376
Redemptions	(553.2048)	(658,753)	(10.9281)	(15,123)	(9.3843)	(12,366)	(22.0288)	(107,786)	(794,028)
Net income	-	272,314	-	17,231	-	27,267	-	6,079	322,891
Balances at March 31, 2011	36,880.7831	$43,158,241	1,046.6322	$1,437,557	1,395.7915	$1,822,561	0.2044	$960	$46,419,319

				Net Asset Value Per Unit
					Institutional Class
							Series 3
				Investor Class	Series 1	Series 2	General Partner
January 1, 2011				$1,161.27	$1,349.66	$1,286.20	$4,614.97
March 31, 2011				$1,170.21	$1,373.51	$1,305.75	$4,696.67

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

1.              BASIS OF PRESENTATION

The interim condensed financial statements of Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP) (the “Partnership”), included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements.  These condensed financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented and are not necessarily indicative of a full year’s results.

2.              PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007.  The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, or Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

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
For the Three Months Ended March 31, 2012 and 2011
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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At March 31, 2012 and December 31, 2011, the Partnership had investments in money market mutual funds of $4,762,344 and $15,760,234, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers and forward currency dealer at March 31, 2012 and December 31, 2011 consisted of cash on deposit with brokers of $3,240,953 and $3,379,918, respectively and cash on deposit with forward currency dealer of $701,274 and $259,741, respectively. The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
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

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed contracts” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with a broker as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with a broker as “Net unrealized (losses) on open contracts” in the Condensed Statements of Financial Condition.  The net unrealized gains on open contracts from one broker are not offset against net unrealized losses on open contracts from another broker in the Condensed Statements of Financial Condition.  The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation under the caption “Change in net unrealized (losses) on open contracts.”

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests will pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.50% of the net asset value of such interests as of the beginning of each month (an annual rate of 6.00%).  Prior to October 2011, the Investor Class paid the General Partner a monthly brokerage commission equal to 7.00% per annum.  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the three months March 31, 2012 and 2011, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 6.00% and 7.00%, respectively.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Such execution costs totaled $16,510 and $169,720 for the three months ended March 31, 2012 and 2011, respectively.  Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended
	March 31,
	2012	2011

Investor Class	$91,358	$761,645
Institutional Class – Series 1	12,136	13,758
Institutional Class – Series 2	28,491	18,582
Institutional Class – General Partner – Series 3	17	693

Total	$132,002	$794,678

As of March 31, 2012 and December 31, 2011, $10,587 and $18,779, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions.  For the three month periods ended March 31, 2012 and 2011, the General Partner earned no incentive allocations.

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

	For the Three Months Ended
	March 31,
	2012	2011

Investor Class	$20,463	$103,115
Institutional Class – Series 2	8,097	4,505

Total	$28,560	$107,620

As of March 31, 2012 and December 31, 2011, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter.  Trading level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  From the start of the Partnership through February 28, 2011, the leverage employed on behalf of the Partnership was 1.2 of 20% higher than the actual funds allocated to the Advisor.  Effective March 1, 2011, the Trading Level was reduced to 1.0.  As such, prior to March 1, 2011, the Advisor’s management fee approximated 2.4% per annum of the Partnership’s net assets.  The management fees earned by the Advisor were as follows:

	For the Three Months Ended
	March 31,
	2012	2011

Investor Class	$30,177	$243,824
Institutional Class – Series 1	6,017	7,655
Institutional Class – Series 2	14,116	10,392
Institutional Class – General Partner – Series 3	9	418

Total	$50,319	$262,289

As of March 31, 2012 and December 31, 2011, $50,319 and $148,792, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2012 and 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Income Taxes (continued)

The Partnership files U.S. federal and state tax returns. The 2009 through 2011 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Losses resulting from the translation to U.S. dollars totaled $(27) and $(6,312) for the three months ended March 31, 2012 and 2011, respectively.

N.	Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2011.  Management has determined that the adoption of ASU 2011-04 has resulted in no material effect on its financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update 2011-11 (“ASU 2011-11”), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition.  Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Partnership is currently evaluating the impact ASU 2011-11 will have, however, no material impact on the Partnership’s financial statements is anticipated.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
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

Certain prior period amounts have been reclassified to conform to the current period presentation.

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
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the three months ended March 31, 2012 and the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Condensed Statements of Financial Condition.

	As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$2,417,507	$2,417,507	$-	N/A
Forward currency contracts	20,524	-	20,524	N/A
Money market mutual funds	4,762,344	4,762,344	-	N/A
Total investment assets	$7,200,375	$7,179,851	$20,524

Liabilities
Futures contracts	$(3,395,312)	$(3,395,312)	$-	N/A
Forward currency contracts	(56,257)	-	(56,257)	N/A
Total investment liabilities	$(3,451,569)	$(3,395,312)	$(56,257)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$6,082,691	$6,082,691	$-	N/A
Forward currency contracts	5,430	-	5,430	N/A
Money market mutual funds	15,760,234	15,760,234	-	N/A
Total investment assets	$21,848,355	$21,842,925	$5,430

Liabilities
Futures contracts	$(6,599,088)	$(6,599,088)	$-	N/A
Forward currency contracts	(27,730)	-	(27,730)	N/A
Total investment liabilities	$(6,626,818)	$(6,599,088)	$(27,730)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as either “Net unrealized gains on open futures contracts” or “Net unrealized (losses) on futures contracts,” while investments in forward currency contracts are reported as “Net unrealized (losses) on open forward currency contracts.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of March 31, 2012
Futures contracts	Assets	Liabilities	Net

Commodities	$89,519	$(23,141)	$66,378
Currencies	7,227	(14,027)	(6,800)
Energy	98,383	(52,666)	45,717
Financials	5,356	(18,343)	(12,987)
Metals	2,197,874	(3,261,556)	(1,063,682)
Stock indices	19,148	(25,579)	(6,431)

Total futures contracts	2,417,507	(3,395,312)	(977,805)

Forward currency contracts	20,524	(56,257)	(35,733)

Total derivatives contracts	$2,438,031	$(3,451,569)	$(1,013,538)

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net

Commodities	$25,637	$(69,088)	$(43,451)
Currencies	42,668	(25,869)	16,799
Energy	108,370	(32,252)	76,118
Financials	118,298	(25,249)	93,049
Metals	5,767,868	(6,424,226)	(656,358)
Stock indices	19,850	(22,404)	(2,554)

Total futures contracts	6,082,691	(6,599,088)	(516,397)

Forward currency contracts	5,430	(27,730)	(22,300)

Total derivatives contracts	$6,088,121	$(6,626,818)	$(538,697)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended March 31, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts

Commodities	$(56,378)	$109,829	$53,451	530
Currencies	(61,293)	(23,599)	(84,892)	254
Energy	416,349	(30,401)	385,948	326
Financials	15,794	(106,036)	(90,242)	1,216
Metals	100,016	(407,324)	(307,308)	664
Stock indices	70,508	(3,877)	66,631	506

Total futures contracts	484,996	(461,408)	23,588	3,496

				Notional Value
				of Contracts
				Closed

Forward currency contracts	(64,770)	(13,433)	(78,203)	15,031,747

Total gain (loss) from derivatives trading	$420,226	$(474,841)	$(54,615)

	For the Three Months Ended March 31, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts

Commodities	$2,771,032	$(785,471)	$1,985,561	2,242
Currencies	208,658	(51,531)	157,127	932
Energy	1,654,108	198,680	1,852,788	1,154
Financials	(1,268,395)	(479,052)	(1,747,447)	5,771
Metals	460,650	(642,098)	(181,448)	984
Stock indices	(552,668)	10,489	(542,179)	4,691

Total futures contracts	3,273,385	(1,748,983)	1,524,402	15,774

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(54,496)	98,516	44,020	39,178,836

Total gain (loss) from derivatives trading	$3,218,889	$(1,650,467)	$1,568,422

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2012 and 2011.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three months ended March 31, 2012 and 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of March 31, 2012 and December 31, 2011, the latest maturity dates for open contracts are June 2013 and March 2013, respectively.

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  The Partnership’s counterparties with respect to the trading of futures contracts are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts and forward currency contracts is reflected in the cash on deposit with brokers and forward currency dealer and the unrealized gains on open contracts held by such counterparties, if any, included in Note 5.  The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
_______________

6.                FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$922.52	$1,115.07	$1,052.84
(Loss) from operations
Net investment (loss)	(26.32)	(22.78)	(24.23)
Net trading (loss)	(3.55)	(3.96)	(3.98)
Net (loss)	(29.87)	(26.74)	(28.21)
Net Asset Value, end of the period	$892.65	$1,088.33	$1,024.63

Total Return(1)(3)	(3.24)%	(2.40)%	(2.68)%

Supplemental Data
Ratios to average net asset value
Expenses(2)	12.85%	8.40%	9.74%
Net investment (loss)(2)	(12.74)%	(8.31)%	(9.65)%

	Three Months Ended March 31, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
Profit (loss) from operations
Net investment (loss)	(32.52)	(24.12)	(26.27)
Net trading profit	41.46	47.97	45.82
Net profit	8.94	23.85	19.55
Net Asset Value, end of the period	$1,170.21	$1,373.51	$1,305.75

Total Return(1)(3)	0.77%	1.77%	1.52%

Supplemental Data
Ratios to average net asset value
Expenses(2)	11.18%	7.11%	8.06%
Net investment (loss)(2)	(11.10)%	(7.03)%	(7.98)%

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

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bridgeton Global Directional Fund, LP, (formerly RFMC Global Direction Fund, LP) (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. . The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

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

The success of the Partnership is dependent upon the ability of the Advisor to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisor, the amount of additions and redemptions and changes in interest rates. Although extensive leverage is available in futures markets, the General Partner will monitor WIC’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. Currently, the leverage that WIC will employ on behalf of the Partnership is 1.0, (such amount is referred to herein as the “Trading Level”). In general, margin commitments for the Partnership will range between 15% and 20% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.50% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 6.00% annual rate) for the Investor Class. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate). In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open contracts in the Condensed Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months March 31, 2012 and 2011

For the quarter ended March 31, 2012, the Partnership had total net trading gains comprised of $420,226 in net realized gains on closed contracts, $(474,841) in change in net unrealized (losses) on open contracts and interest income of $2,369. For the same quarter in 2011, the Partnership had total net trading gains comprised of $3,218,889 in net realized gains on closed contracts, and $(1,650,467) in change in net unrealized (losses) on open contracts and interest income of $7,014.

In January 2012, the Partnership was unprofitable. The Partnership generated losses on its positions in base metals, gold, and global stock indices; the Partnership had gains in the energies, Euribor and silver.  The Partnership recorded a net loss of $(235,356). In February 2012, trading was profitable as the Partnership had gains in the energies and coffee; the Partnership had losses in base metals, gold and US fixed income markets.  The Partnership recorded a net gain of $90,237. In March 2012, trading was unprofitable. The Partnership had losses in gold, Japanese government bonds and sugar; the Partnership had offsetting gains in natural gas, coffee and soybeans.  The Partnership recorded a net loss of $(176,280).

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

For the quarter ended March 31, 2012, the Partnership had expenses comprised of $132,002 in brokerage commissions (including clearing and exchange fees), $78,879 in management fees, $26,142 in professional fees, and $32,130 in accounting and administrative fees. For the same quarter in 2011, the Partnership had expenses comprised of $794,678 in brokerage commissions (including clearing and exchange fees), $369,909 in management fees, $33,316 in professional fees, and $54,642 in accounting and administrative fees.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of above, the Partnership recorded a net loss of $(321,399) for the quarter compared to a net gain of $322,891 for the same quarter in 2011.

At March 31, 2012, the net asset value of the Partnership was $7,533,793, compared to its net asset value of $22,428,558 at December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2012 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principal of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2012, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2012, 7,826.0369 Partnership Units were held by 166 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2012 through March 31, 2012, a total of 158.7897 Partnership Units were subscribed for the aggregate subscription amount of $154,828. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2012	$44,741
February 2012	$22,562
March 2012	$87,525

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: May __, 2012	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer