Form 10-Q/A
period 2012-03-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2012-05-15
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Bridgeton Global Directional Fund, LP (the “Partnership”) for the quarterly period ended March 31, 2012, as originally filed with the Securities and Exchange Commission (SEC) on May 15, 2012 (the “Original Filing”). This Form 10-Q/A amends the Original Filing solely for the purpose of inserting dates in the certifications contained within the Original Filing, which were inadvertently left out.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Partnership’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: May 15, 2012	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer