Form 10-Q
period 2012-06-30
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2012-08-14
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2012 (Unaudited) and December 31, 2011
_______________

	June 30,	December 31,
ASSETS	2012	2011
Equity in Trading Accounts:
Due from brokers and forward currency dealer (including margin deposits of
$1,371,765 for 2012 and $1,726,592 for 2011)	$3,462,443	3,639,659
Net unrealized gains on open futures contracts	-	45,596
Net unrealized (losses) on open futures contracts	(629,525)	(561,993)
Net unrealized (losses) on open forward currency contracts	(50,295)	(22,300)
	2,782,623	3,100,962

Cash and cash equivalents	3,596,286	19,308,817

Due from General Partner	10,050	18,779

TOTAL ASSETS	$6,388,959	$22,428,558

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$40,752	$30,000
Redemptions payable	286,371	9,559,836
Other accrued expenses	47,640	67,138
Accrued management fees	35,061	148,792

TOTAL LIABILITIES	409,824	9,805,766

PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (3,176.2354 and 8,872.8542 fully redeemable units at June 30, 2012 and
December 31, 2011, respectively)	2,685,072	8,185,420
Limited partners – Institutional Class – Series 1 (1,043.4731 and 1,100.3619
fully redeemable units at June 30, 2012 and
December 31, 2011, respectively)	1,084,039	1,226,979
Limited partners – Institutional Class – Series 2 (2,263.8999 and 3,047.6238
fully redeemable units at June 30, 2012 and
December 31, 2011, respectively)	2,208,397	3,208,675
General partner – Institutional Class – Series 3 (0.4577 and 0.4504 fully redeemable units at June 30, 2012 and
December 31, 2011, respectively)	1,627	1,718

TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	5,979,135	12,622,792

TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$6,388,959	$22,428,558

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2012 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$84,779	1.418%
		Energy	(29,384)	(0.492)%
		Financials	(32,580)	(0.545)%
		Metals
168	9/19/12 - 9/18/13	London Aluminum	(1,571,900)	(26.290)%
47	9/19/12 - 9/18/13	London Copper	(751,463)	(12.568)%
		Other	(376)	(0.006)%
		Stock indices	5,953	0.100%
		Total long futures contracts	$(2,294,971)	(38.383)%

SHORT FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$(50,869)	(0.851)%
		Currencies	(20,592)	(0.345)%
		Energy	(39,352)	(0.658)%
		Metals
179	9/19/12 - 6/19/13	London Aluminum	1,462,415	24.459%
48	9/19/12 - 6/19/13	London Copper	301,784	5.047%
		Other	31,568	0.528%
		Stock indices	(19,508)	(0.326)%
		Total short futures contracts	$1,665,446	27.854%
		Total futures contracts	$(629,525)	(10.529)%
LONG FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$17,886	0.299%
		Total long forward currency contracts	$17,886	0.299%
SHORT FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(68,181)	(1.140)%
		Total short forward currency contracts	$(68,181)	(1.140)%
		Total forward currency contracts	$(50,295)	(0.841)%

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2011
_______________

LONG FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$15,034	0.119%
		Currencies	2,575	0.020%
		Energy	22,083	0.175%
		Financials	115,149	0.912%
		Metals
375	3/21/12 - 3/20/13	London Aluminum	(3,391,710)	(26.870)%
92	3/21/12 - 3/20/13	London Copper	(2,358,624)	(18.685)%
		Other	(223,576)	(1.771)%
		Stock indices	1,729	0.014%
		Total long futures contracts	$(5,817,340)	(46.086)%

SHORT FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$(58,485)	(0.463)%
		Currencies	14,224	0.113%
		Energy	54,035	0.428%
		Financials	(22,100)	(0.175)%
		Metals
389	3/21/12 - 3/20/13	London Aluminum	3,154,982	24.994%
94	3/21/12 - 3/20/13	London Copper	1,852,719	14.678%
		Other	309,851	2.454%
		Stock indices	(4,283)	(0.034)%
		Total short futures contracts	$5,300,943	41.995%
		Total futures contracts	$(516,397)	(4.091)%

LONG FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(15,945)	(0.126)%
		Total long forward currency contracts	$(15,945)	(0.126)%
SHORT FORWARD CURRENCY CONTRACTS
			Unrealized	% of
			Gain	Partners’
		Description	(Loss), Net	Capital*
		Various forward currency contracts	$(6,355)	(0.050)%
		Total short forward currency contracts	$(6,355)	(0.050)%
		Total forward currency contracts	$(22,300)	(0.176)%

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$1,436	$-	$3,805	$7,014

Expenses:
Brokerage commissions	88,395	788,403	220,397	1,583,081
Management fees	51,102	337,540	129,981	707,449
Professional fees	42,099	14,036	68,241	47,352
Accounting, administrative fees and other expenses	16,926	55,893	49,056	110,535
Total expenses	198,522	1,195,872	467,675	2,448,417

Net investment (loss)	(197,086)	(1,195,872)	(463,870)	(2,441,403)

TRADING (LOSSES)
Profits (losses) on trading of commodity futures and
forward currency contracts:
Net realized gains (losses) on closed contracts	(463,190)	(1,317,760)	(42,964)	1,901,129
Change in net unrealized gains (losses) on open contracts	333,718	(2,379,633)	(141,123)	(4,030,100)
Net trading (losses)	(129,472)	(3,697,393)	(184,087)	(2,128,971)
NET (LOSS)	$(326,558)	$(4,893,265)	$(647,957)	$(4,570,374)

NET (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(40.79)	$(69.82)	$(189.91)	$(116.50)
Institutional Class – Series 1	$(47.99)	$(128.89)	$(74.95)	$(117.60)
Institutional Class – Series 2	$(45.52)	$(124.60)	$(77.70)	$(104.84)
Institutional Class – General Partner – Series 3	$(168.65)	$(448.21)	$(261.70)	$801.19

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND , LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2012
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2012	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792
Additions	373.6690	335,000	24.0176	26,582	47.8306	50,000	0.0073	28	411,610
Transfers	(66.7673)	(60,937)			58.2958	60,937			-
Redemptions	(6,003.5205)	(5,406,777)	(80.9064)	(88,852)	(889.8503)	(911,681)	-	-	(6,407,310)
Net (loss)	-	(367,634)	-	(80,670)	-	(199,534)	-	(119)	(647,957)
Balances at June 30, 2012	3,176.2354	$2,685,072	1,043.4731	$1,084,039	2,263.8999	$2,208,397	0.4577	$1,627	$5,979,135

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
January 1, 2012	$922.52	$1,115.07	$1,052.84	$3,814.39

June 30, 2012	$845.36	$1,038.88	$975.48	$3,554.73

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND , LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2011	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	3,370.9896	3,954,394	184.0728	250,499	45.2674	58,250	0.5659	2,674	4,265,817
Redemptions	(1,427.2507)	(1,587,762)	(37.5681)	(48,244)	(73.0921)	(95,438)	(22.0288)	(107,786)	(1,839,230)
Net income (loss)	-	(4,309,078)	-	(121,154)	-	(146,129)	-	5,987	(4,570,374)
Balances at June 30, 2011	37,166.7029	$38,960,839	1,096.2885	$1,362,986	1,373.1283	$1,618,593	0.2057	$875	$41,943,293

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
January 1, 2011	$1,161.27	$1,349.66	$1,286.20	$4,614.97

June 30, 2011	$1,048.27	$1,243.27	$1,178.76	$4,253.77

See Notes to Condensed Financial Statements
.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011
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
For the Three and Six Months Ended June 30, 2012 and 2011
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

The Partnership shall end upon the withdrawal, insolvency or dissolution of the General Partner, or a decline of greater than fifty percent of the net assets of the Partnership (as defined in the Agreement) or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At June 30, 2012 and December 31, 2011, the Partnership had investments in money market mutual funds of $2,963,647 and $15,760,234, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers and forward currency dealer at June 30, 2012 and December 31, 2011 consisted of cash on deposit with brokers of $2,871,899 and $3,379,918, respectively and cash on deposit with forward currency dealer of $590,544 and $259,741, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Investments in Futures and Forward Currency Contracts

Investments in futures and forward currency contracts are recorded on the trade date and open contracts are reported in the financial statements at their fair value on the last business day of the reporting period, based on market prices.  The value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurements and Disclosures.  The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider.  Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820.

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis.  Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed contracts” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.50% of the net asset value of such interests as of the beginning of each month (an annual rate of 6.00%).  Prior to October 2011, the Investor Class paid the General Partner a monthly brokerage commission equal to 7.00% per annum.  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the three and six months ended June 30, 2012 and June 30, 2011, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 6.00% and 7.00%.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.333% of the net asset value of such interests as of the beginning of each month (a 4.00% annual rate).

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Such execution costs totaled $16,332 and $32,842 for the three and six months ended June 30, 2012, respectively, and $153,250 and $322,910 for the three and six months ended June 30 2011, respectively.  Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Investor Class	$51,887	$755,930	$143,245	$1,517,575
Institutional Class – Series 1	11,538	14,561	23,674	28,319
Institutional Class – Series 2	24,953	17,902	53,444	36,484
Institutional Class – General Partner – Series 3	17	10	34	703

Total	$88,395	$788,403	$220,397	$1,583,081

As of June 30, 2012 and December 31, 2011, $10,050 and $18,779, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three and six months ended June 30, 2012 and June 30, 2011, the General Partner earned no incentive allocations.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Investor Class	$9,542	$109,465	$30,005	$212,580
Institutional Class – Series 2	6,499	4,616	14,596	9,121

Total	$16,041	$114,081	$44,601	$221,701

As of June 30, 2012 and December 31, 2011, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter.  Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner.  From the start of the Partnership through February 28, 2011, the leverage employed on behalf of the Partnership was 1.2 or 20% higher than the actual funds allocated to the Advisor.  Effective March 1, 2011, the Trading Level was reduced to 1.0.  As such, prior to March 1, 2011, the Advisor’s management fee approximated 2.4% per annum of the Partnership’s net assets.  The management fees earned by the Advisor were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Investor Class	$17,078	$207,872	$47,255	$451,696
Institutional Class – Series 1	5,683	6,988	11,700	14,643
Institutional Class – Series 2	12,292	8,594	26,408	18,986
Institutional Class – General Partner – Series 3	8	5	17	423

Total	$35,061	$223,459	$85,380	$485,748

As of June 30, 2012 and December 31, 2011, $35,061 and $148,792, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2012 and June 30, 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $504 and $477 for the three and six months ended June 30, 2012, respectively, and $6,071 and $(241) for the three and six months ended June 30, 2011, respectively.

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
For the Three and Six Months Ended June 30, 2012 and 2011
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
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the six months ended June 30, 2012 and the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Condensed Statements of Financial Condition.

	As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$2,277,586	$2,277,586	$-	N/A
Forward currency contracts	22,851	-	22,851	N/A
Money market mutual funds	2,963,647	2,963,647	-	N/A
Total investment assets	$5,264,084	$5,241,233	$22,851

Liabilities
Futures contracts	$(2,907,111)	$(2,907,111)	$-	N/A
Forward currency contracts	(73,146)	-	(73,146)	N/A
Total investment liabilities	$(2,980,257)	$(2,907,111)	$(73,146)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$6,082,691	$6,082,691	$-	N/A
Forward currency contracts	5,430	-	5,430	N/A
Money market mutual funds	15,760,234	15,760,234	-	N/A
Total investment assets	$21,848,355	$21,842,925	$5,430

Liabilities
Futures contracts	$(6,599,088)	$(6,599,088)	$-	N/A
Forward currency contracts	(27,730)	-	(27,730)	N/A
Total investment liabilities	$(6,626,818)	$(6,599,088)	$(27,730)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
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

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Condensed Statements of Financial Condition as either “Net unrealized gains on open futures contracts” or “Net unrealized (losses) on open futures contracts,” while investments in forward currency contracts are reported as “Net unrealized (losses) on open forward currency contracts.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of June 30, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$89,900	$(55,990)	$33,910
Currencies	363	(20,955)	(20,592)
Energy	61,487	(130,223)	(68,736)
Financials	26,886	(59,466)	(32,580)
Metals	2,090,233	(2,618,205)	(527,972)
Stock indices	8,717	(22,272)	(13,555)

Total futures contracts	2,277,586	(2,907,111)	(629,525)

Forward currency contracts	22,851	(73,146)	(50,295)

Total derivatives contracts	$2,300,437	$(2,980,257)	$(679,820)

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$25,637	$(69,088)	$(43,451)
Currencies	42,668	(25,869)	16,799
Energy	108,370	(32,252)	76,118
Financials	118,298	(25,249)	93,049
Metals	5,767,868	(6,424,226)	(656,358)
Stock indices	19,850	(22,404)	(2,554)

Total futures contracts	6,082,691	(6,599,088)	(516,397)

Forward currency contracts	5,430	(27,730)	(22,300)

Total derivatives contracts	$6,088,121	$(6,626,818)	$(538,697)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended June 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$121,518	$(32,468)	$89,050	522
Currencies	(63,560)	(13,792)	(77,352)	172
Energy	(727)	(114,453)	(115,180)	276
Financials	171,620	(19,593)	152,027	734
Metals	(450,439)	535,710	85,271	368
Stock indices	(131,213)	(7,124)	(138,337)	692

Total futures contracts	(352,801)	348,280	(4,521)	2,764

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(110,389)	(14,562)	(124,951)	$13,055,854

Total gain (loss) from derivatives trading	$(463,190)	$333,718	$(129,472)

	For the Six Months Ended June 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$65,140	$77,361	$142,501	1,052
Currencies	(124,853)	(37,391)	(162,244)	426
Energy	415,622	(144,854)	270,768	602
Financials	187,414	(125,629)	61,785	1,950
Metals	(350,423)	128,386	(222,037)	1,032
Stock indices	(60,705)	(11,001)	(71,706)	1,198

Total futures contracts	132,195	(113,128)	19,067	6,260

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(175,159)	(27,995)	(203,154)	$28,087,601

Total gain (loss) from derivatives trading	$(42,964)	$(141,123)	$(184,087)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

	For the Three Months Ended June 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(1,435,197)	$(98,835)	$(1,534,032)	3,446
Currencies	130,543	(223,019)	(92,476)	2,268
Energy	(661,171)	(647,418)	(1,308,589)	2,402
Financials	1,141,578	228,610	1,370,188	8,942
Metals	348,572	(1,572,963)	(1,224,391)	1,444
Stock indices	(562,468)	(74,384)	(636,852)	8,700
Total futures contracts	(1,038,143)	(2,388,009)	(3,426,152)	27,202

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(279,617)	8,376	(271,241)	$180,071,040

Total gain (loss) from derivatives trading	$(1,317,760)	$(2,379,633)	$(3,697,393)

	For the Six Months Ended June 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$1,335,835	$(884,306)	$451,529	5,688
Currencies	339,201	(274,550)	64,651	3,200
Energy	992,937	(448,738)	544,199	3,556
Financials	(126,817)	(250,442)	(377,259)	14,713
Metals	809,222	(2,215,061)	(1,405,839)	2,428
Stock indices	(1,115,136)	(63,895)	(1,179,031)	13,391
Total futures contracts	2,235,242	(4,136,992)	(1,901,750)	42,976

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(334,113)	106,892	(227,221)	$219,249,876

Total gain (loss) from derivatives trading	$1,901,129	$(4,030,100)	$(2,128,971)

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2012 and June 30, 2011.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three and six months ended June 30, 2012 and June 30, 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of June 30, 2012 and December 31, 2011, the latest maturity dates for open contracts are September 2013 and March 2013, respectively.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

6.	SUBSEQUENT EVENT

Effective July 1, 2012, the monthly flat-rate brokerage commissions paid to the General Partner will be reduced for the Investor Class interests to approximately 0.416% of the net asset value of such interests as of the beginning of each month (5% annual rate); and for the Institutional Class interests to approximately 0.25% of the net asset value of such interest as of the beginning of each month (3% annual rate).

7.
FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2012 and June 30, 2011.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$892.65	$1,088.33	$1,024.64
(Loss) from operations
Net investment (loss)	(27.52)	(25.13)	(26.34)
Net trading (loss)	(19.77)	(24.32)	(22.82)
Net (loss)	(47.29)	(49.45)	(49.16)
Net Asset Value, end of the period	$845.36	$1,038.88	$975.48
Total Return(1)(3)	(5.30)%	(4.54)%	(4.80)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	13.39%	9.44%	10.64%
Net investment (loss)(2)	(13.31)%	(9.36)%	(10.56)%

	Six Months Ended June 30, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$922.52	$1,115.07	$1,052.84
(Loss) from operations
Net investment (loss)	(53.47)	(47.86)	(50.82)
Net trading (loss)	(23.69)	(28.33)	(26.54)
Net (loss)	(77.16)	(76.19)	(77.36)
Net Asset Value, end of the period	$845.36	$1,038.88	$975.48
Total Return(1)(3)	(8.36)%	(6.83)%	(7.35)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	12.80%	8.91%	10.17%
Net investment (loss)(2)	(12.70)%	(8.83)%	(10.08)%

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)
_______________

7.	FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,170.21	$1,373.51	$1,305.75
(Loss) from operations
Net investment (loss)	(30.45)	(22.11)	(24.29)
Net trading (loss)	(91.49)	(108.13)	(102.70)
Net (loss)	(121.94)	(130.24)	(126.99)
Net Asset Value, end of the period	$1,048.27	$1,243.27	$1,178.76
Total Return(1)(3)	(10.42)%	(9.48)%	(9.73)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	10.92%	6.78%	7.82%
Net investment (loss)(2)	(10.92)%	(6.78)%	(7.82)%

	Six Months Ended June 30, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
(Loss) from operations
Net investment (loss)	(62.99)	(45.87)	(50.59)
Net trading (loss)	(50.01)	(60.52)	(56.85)
Net (loss)	(113.00)	(106.39)	(107.44)
Net Asset Value, end of the period	$1,048.27	$1,243.27	$1,178.76
Total Return(1)(3)	(9.73)%	(7.88)%	(8.35)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.08%	6.95%	7.96%
Net investment (loss)(2)	(11.05)%	(6.92)%	(7.93)%

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

For the quarter ended June 30, 2012, the Partnership had total net trading (losses) comprised of $(463,190) in net realized (losses) on closed contracts, $333,718 in change in net unrealized gains on open contracts and interest income of $1,436. For the same quarter in 2011, the Partnership had total net trading (losses) comprised of $(1,317,760) in net realized (losses) on closed contracts, $(2,379,633) in change in net unrealized (losses) on open contracts and interest income of $0.

In April 2012, the Partnership had a net loss of $(15,071). The Partnership had unprofitable positions in copper, RBOB Gasoline, and Nikkei Index; the Partnership had offsetting gains in soybeans, foreign interest rate products, and lean hogs.  In May 2012, the Partnership had a net gain of $71,797. The Partnership's positions in the Euro bund, light sweet crude oil and copper provided gains; the Partnership experienced losses in soybeans Brent crude oil and London gas oil.  In June 2012, the Partnership had a net loss of $(383,284).  The Partnership saw losses in the Euro bund, natural gas and wheat; the Partnership experienced gains in soybeans, soybean meal and aluminum.

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

For the quarter ended June 30, 2012, the Partnership had expenses comprised of $88,395 in brokerage commissions (including clearing and exchange fees), $51,102 in management fees, $42,099 in professional fees, and $16,926 in accounting, administrative fees and other expenses. For the same quarter ended June 30, 2011, the Partnership had expenses comprised of $788,403 in brokerage commissions (including clearing and exchange fees), $337,540 in management fees, $14,036 in professional fees, and $55,893 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(326,558) for the quarter ended June 30, 2012 compared to a net loss of $(4,893,265) for the same quarter in 2011.

At June 30, 2012, the net asset value of the Partnership was $5,979,135, compared to its net asset value of $12,622,792 at December 31, 2011.

During the quarter ended June 30, 2012, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.  In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single financial institution, rather than a group of institutions; thus, there may be a greater counterparty risk.  The Advisor trades for the Partnership only with counterparties which it believes to be credit worthy.

Comparison of the Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, the Partnership had total net trading (losses) comprised of $(42,964) in net realized (losses) on closed contracts, $(141,123) in change in net unrealized (losses) on open contracts and interest income of $3,805. For the six months ended June 30, 2011, the Partnership had total net trading (losses) comprised of $1,901,129 in net realized gains on closed contracts, $(4,030,100) in change in net unrealized gains (losses) on open contracts and interest income of $7,014.

In January 2012, the Partnership was unprofitable. The Partnership generated losses on its positions in base metals, gold, and global stock indices; the Partnership had gains in the energies, Euribor and silver.  The Partnership recorded a net loss of $(235,356). In February 2012, trading was profitable as the Partnership had gains in the energies and coffee; the Partnership had losses in base metals, gold and US fixed income markets.  The Partnership recorded a net gain of $90,237. In March 2012, trading was unprofitable. The Partnership had losses in gold, Japanese government bonds and sugar; the Partnership had offsetting gains in natural gas, coffee and soybeans.  The Partnership recorded a net loss of $(176,280). In April 2012, the Partnership had a net loss of $(15,071). The Partnership had unprofitable positions in copper, RBOB Gasoline, and Nikkei Index; the Partnership had offsetting gains in soybeans, foreign interest rate products, and lean hogs.  In May 2012, the Partnership had a net gain of $71,797. The Partnership's positions in the Euro bund, light sweet crude oil and copper provided gains; the Partnership experienced losses in soybeans Brent crude oil and London gas oil.  In June 2012, the Partnership had a net loss of $(383,284).  The Partnership saw losses in the Euro bund, natural gas and wheat; the Partnership experienced gains in soybeans, soybean meal and aluminum.

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

For the six months ended June 30, 2012, the Partnership had expenses comprised of $220,397 in brokerage commissions (including clearing and exchange fees), $129,981 in management fees, $68,241 in professional fees, and $49,056 in accounting, administrative fees and other expenses.  For the six months ended June 30, 2011, Partnership had expenses comprised of $1,583,081 in brokerage commissions (including clearing and exchange fees), $707,449 in management fees, $47,352 in professional fees, and $110,535 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net loss of $(647,957) for the six months ended June 30, 2012 compared to a net loss of $(4,570,374) for the same six month period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2012 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2012, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2012, 6,484.0661 Partnership Units were held by 142 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2012 through June 30, 2012, a total of 445.5245 Partnership Units were subscribed for the aggregate subscription amount of $411,610. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2012	$44,741
February 2012	$22,562
March 2012	$87,525
April 2012	$63,826
May 2012	$175,708
June 2012	$17,248

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: August 14, 2012	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer