Form 10-Q
period 2012-09-30
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2012-11-14
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-53118

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Delaware	20-8870560
(a Delaware Partnership)	(I.R.S. Employer
Identification No.)

4647 Saucon Creek Road, Suite 205
Center Valley, PA 18034
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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Condensed Financial Statements	3
	Condensed Statements of Financial Condition	3
	Condensed Schedules of Investments	4 - 5
	Condensed Statements of Income (Loss) and General Partner Incentive Allocation	6
	Condensed Statements of Changes in Partners’ Capital (Net Asset Value)	7
	Notes to Condensed Financial Statements	9 - 33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2012 (Unaudited) and December 31, 2011
_______________

ASSETS	2012	2011
Equity in Trading Accounts:
Due from brokers and forward currency dealer (including margin deposits of
$1,147,224 for 2012 and $1,726,592 for 2011)	$2,380,113	3,639,659
Net unrealized gains on open futures contracts	41,144	45,596
Net unrealized (losses) on open futures contracts	(67,597)	(561,993)
Net unrealized gains (losses) on open forward currency contracts	54,041	(22,300)
	2,407,701	3,100,962
Cash and cash equivalents	3,598,702	19,308,817
Due from General Partner	10,383	18,779
TOTAL ASSETS	$6,016,786	$22,428,558
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Prepaid subscriptions	$-	$30,000
Redemptions payable	75,546	9,559,836
Other accrued expenses	47,425	67,138
Accrued management fees	30,783	148,792
TOTAL LIABILITIES	153,754	9,805,766
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (3,080.9432 and 8,872.8542 fully redeemable units at September 30, 2012 and
December 31, 2011, respectively)	2,578,026	8,185,420
Limited partners – Institutional Class – Series 1 (1,048.6059 and 1,100.3619
fully redeemable units at September 30, 2012 and
December 31, 2011, respectively)	1,086,388	1,226,979
Limited partners – Institutional Class – Series 2 (2,263.8999 and 3,047.6238
fully redeemable units at September 30, 2012 and
December 31, 2011, respectively)	2,196,985	3,208,675
General partner – Institutional Class – Series 3 (0.4607 and 0.4504 fully redeemable units at September 30, 2012 and
December 31, 2011, respectively)	1,633	1,718
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	5,863,032	12,622,792
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$6,016,786	$22,428,558

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2012 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Range of		Unrealized	% of
No of	Expiration		Gain	Partners'
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$(12,012)	(0.205)%
		Currencies	2,903	0.050%
		Energy	6,503	0.111%
		Financials	10,520	0.179%
		Metals
35	12/19/12 - 12/18/13	London Copper	334,295	5.702%
		Other Metals	86,901	1.482%
		Stock indices	(51,010)	(0.870)%
		Total long futures contracts	378,100	6.449%

SHORT FUTURES CONTRACTS
	Range of		Unrealized	% of
No of	Expiration		Gain	Partners'
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Commodities	$(6,274)	(0.107)%
		Currencies	88	0.001%
		Energy	7,250	0.124%
		Financials	(14,622)	(0.249)%
		Metals	(390,995)	(6.669)%
		Total short futures contracts	(404,553)	(6.900)%
		Total futures contracts	$(26,453)	(0.451)%

LONG FORWARD CURRENCY CONTRACTS
		Unrealized	% of
		Gain	Partners'
	Description	(Loss), Net	Capital*
	Various forward currency contracts	$84,765	1.446%
	Total long forward currency contracts	$84,765	1.446%

SHORT FORWARD CURRENCY CONTRACTS
		Unrealized	% of
		Gain	Partners'
	Description	(Loss), Net	Capital*
	Various forward currency contracts	(30,724)	(0.524)%
	Total short forward currency contracts	$(30,724)	(0.524)%
	Total forward currency contracts	$54,041	0.922%

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

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED STATEMENTS OF INCOME (LOSS) AND GENERAL PARTNER INCENTIVE ALLOCATION
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$1,125	$2,126	$4,930	$9,140

Expenses:
Brokerage commissions	60,066	713,952	280,463	2,297,033
Management fees	43,124	310,107	173,105	1,017,556
Professional fees	42,315	62,024	110,556	109,376
Accounting, administrative fees and other expenses	7,995	54,600	57,051	165,135
Total expenses	153,500	1,140,683	621,175	3,589,100
Net investment (loss)	(152,375)	(1,138,557)	(616,245)	(3,579,960)

TRADING (LOSSES)
Profits (losses) on trading of commodity futures and
forward currency contracts:
Net realized gains (losses) on closed contracts	(595,064)	(925,144)	(638,028)	975,985
Change in net unrealized gains (losses) on open contracts	707,408	823,235	566,285	(3,206,865)
Net trading (losses)	112,344	(101,909)	(71,743)	(2,230,880)
NET (LOSS)	$(40,031)	$(1,240,466)	$(687,988)	$(5,810,840)

NET (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(7.97)	$(31.98)	$(85.90)	$(148.59)
Institutional Class – Series 1	$(2.97)	$(26.68)	$(78.54)	$(142.91)
Institutional Class – Series 2	$(5.04)	$(26.73)	$(85.30)	$(132.20)
Institutional Class – General Partner – Series 3	$(10.31)	$(92.02)	$(270.97)	$1,181.65

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND , LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2012
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2012	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792
Additions	458.9893	408,000	29.2075	32,102	47.8306	50,000	0.0103	39	490,141
Transfers	(66.7673)	(60,937)	-	-	58.2958	60,937	-	-	-
Redemptions	(6,184.1330)	(5,561,320)	(80.9635)	(88,912)	(889.8503)	(911,681)	-	-	(6,561,913)
Net (loss)	-	(393,137)	-	(83,781)	-	(210,946)	-	(124)	(687,988)
Balances at September 30, 2012	3,080.9432	$2,578,026	1,048.6059	$1,086,388	2,263.8999	$2,196,985	0.4607	$1,633	$5,863,032

				Net Asset Value Per Unit
					Institutional Class
							Series 3
				Investor Class	Series 1	Series 2	General Partner
January 1, 2012				$922.52	$1,115.07	$1,052.84	$3,814.39
September 30, 2012				$836.77	$1,036.03	$970.44	$3,544.61

See Notes to Condensed Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND , LP
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2011	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	3,541.3742	4,133,446	189.6069	257,495	66.4058	83,250	0.5672	2,680	4,476,871
Redemptions	(3,954.8198)	(4,204,859)	(45.5719)	(58,244)	(183.3672)	(225,858)	(22.0288)	(107,786)	(4,596,747)
Net income (loss)	-	(5,484,344)	-	(150,424)	-	(182,040)		5,968	(5,810,840)
Balances at September 30, 2011	34,809.5184	$35,347,528	1,093.8188	$1,330,712	1,283.9916	$1,477,262	0.2070	$862	$38,156,364

				Net Asset Value Per Unit
					Institutional Class
							Series 3
				Investor Class	Series 1	Series 2	General Partner
January 1, 2011				$1,161.27	$1,349.66	$1,286.20	$4,614.97
September 30, 2011				$1,015.46	$1,216.57	$1,150.52	$4,164.44

See Notes to Condensed Financial Statements.

See Notes to Condensed Financial Statements.
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011
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
For the Three and Nine Months Ended September 30, 2012 and 2011
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

The Partnership shall end upon the withdrawal, insolvency or dissolution of the General Partner, or a decline of greater than fifty percent of the net assets of the Partnership (as defined in the Agreement), or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

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

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At September 30, 2012 and December 31, 2011, the Partnership had investments in money market mutual funds of $2,964,649 and $15,760,234, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers and forward currency dealer at September 30, 2012 and December 31, 2011 consisted of cash on deposit with brokers of $1,743,105 and $3,379,918, respectively and cash on deposit with forward currency dealer of $637,008 and $259,741, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
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
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (an annual rate of 5.00%).  From October 1, 2011 to June 30, 2012, the General Partner was paid monthly brokerage commission from the Investor Class interests an at annual rate of 6.00%. Prior to October 2011, the Investor Class paid the General Partner a monthly brokerage commission equal to 7.00% per annum.  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the three and nine months ended September 30, 2012, all Investor Class interests were charged a flat rate brokerage commission equal to the annual rate of 6.00% (up through June 30, 2012) and 5.00% (after June 30, 2012). During the three and nine months ended September 30, 2011, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00%.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (a 3.00% annual rate). Prior to July 1, 2012, the Institutional Class interests paid the General Partner a monthly flat-rate commission equal to 4.00% per annum.

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Such execution costs totaled $12,070 and $44,912 for the three and nine months ended September 30, 2012, respectively, and $105,918 and $428,828 for the three and nine months ended September 30 2011, respectively.  Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investor Class	$34,659	$683,934	$177,904	$2,201,509
Institutional Class – Series 1	8,385	13,891	32,059	42,210
Institutional Class – Series 2	17,009	16,118	70,453	52,602
Institutional Class – General Partner – Series 3	13	9	47	712
Total	$60,066	$713,952	$280,463	$2,297,033

As of September 30, 2012 and December 31, 2011, $8,759 and $18,779, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

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
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Allocation

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three and nine months ended September 30, 2012 and September 30, 2011, the General Partner earned no incentive allocations.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investor Class	$6,820	$97,586	$36,825	$310,166
Institutional Class – Series 2	5,521	4,046	20,117	13,167
Total	$12,341	$101,632	$56,942	$323,333

As of September 30, 2012 and December 31, 2011, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investor Class	$13,858	$193,617	$61,113	$645,313
Institutional Class – Series 1	5,586	6,875	17,286	21,518
Institutional Class – Series 2	11,331	7,979	37,739	26,965
Institutional Class – General Partner – Series 3	8	4	25	427
Total	$30,783	$208,475	$116,163	$694,223

As of September 30, 2012 and December 31, 2011, $30,783 and $148,792, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2012 and September 30, 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Condensed Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Realized gains (losses) resulting from the translation to U.S. dollars totaled $(151) and $326 for the three and nine months ended September 30, 2012, respectively, and $77,112 and $76,871 for the three and nine months ended September 30, 2011, respectively.

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
For the Three and Nine Months Ended September 30, 2012 and 2011
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
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the nine months ended September 30, 2012 and the year ended December 31, 2011, there were no transfers into or out of Levels 1 and 2.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Condensed Statements of Financial Condition.

	As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$946,616	$946,616	$-	N/A
Forward currency contracts	93,806	-	93,806	N/A
Money market mutual funds	2,964,649	2,964,649	-	N/A
Total investment assets	$4,005,071	$3,911,265	$93,806

Liabilities
Futures contracts	$(973,069)	$(973,069)	$-	N/A
Forward currency contracts	(39,765)	-	(39,765)	N/A
Total investment liabilities	$(1,012,834)	$(973,069)	$(39,765)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$6,082,691	$6,082,691	$-	N/A
Forward currency contracts	5,430	-	5,430	N/A
Money market mutual funds	15,760,234	15,760,234	-	N/A
Total investment assets	$21,848,355	$21,842,925	$5,430

Liabilities
Futures contracts	$(6,599,088)	$(6,599,088)	$-	N/A
Forward currency contracts	(27,730)	-	(27,730)	N/A
Total investment liabilities	$(6,626,818)	$(6,599,088)	$(27,730)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
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

	As of September 30, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$14,652	$(32,938)	$(18,286)
Currencies	10,314	(7,323)	2,991
Energy	58,144	(44,391)	13,753
Financials	12,544	(16,646)	(4,102)
Metals	847,967	(817,766)	30,201
Stock indices	2,995	(54,005)	(51,010)

Total futures contracts	946,616	(973,069)	(26,453)

Forward currency contracts	93,806	(39,765)	54,041

Total derivatives contracts	$1,040,422	$(1,012,834)	$27,588

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$25,637	$(69,088)	$(43,451)
Currencies	42,668	(25,869)	16,799
Energy	108,370	(32,252)	76,118
Financials	118,298	(25,249)	93,049
Metals	5,767,868	(6,424,226)	(656,358)
Stock indices	19,850	(22,404)	(2,554)

Total futures contracts	6,082,691	(6,599,088)	(516,397)
		-	-
Forward currency contracts	5,430	(27,730)	(22,300)

Total derivatives contracts	$6,088,121	$(6,626,818)	$(538,697)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$71,713	$(52,196)	$19,517	380
Currencies	(13,528)	23,583	10,055	172
Energy	(37,796)	82,489	44,693	210
Financials	(48,880)	28,478	(20,402)	546
Metals	(598,261)	558,173	(40,088)	322
Stock indices	94,897	(37,455)	57,442	614
Total futures contracts	(531,855)	603,072	71,217	2,244

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(63,209)	104,336	41,127	9,938,702

Total gain (loss) from derivatives trading	$(595,064)	$707,408	$112,344

	For the Nine Months Ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$136,853	$25,165	$162,018	1,432
Currencies	(138,381)	(13,808)	(152,189)	598
Energy	377,826	(62,365)	315,461	812
Financials	138,534	(97,151)	41,383	2,496
Metals	(948,684)	686,559	(262,125)	1,354
Stock indices	34,192	(48,456)	(14,264)	1,812
Total futures contracts	(399,660)	489,944	90,284	8,504

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(238,368)	76,341	(162,027)	38,026,303

Total gain (loss) from derivatives trading	$(638,028)	$566,285	$(71,743)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended September 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(899,061)	$(319,538)	$(1,218,599)	2,726
Currencies	(1,396,910)	(195,493)	(1,592,403)	2,378
Energy	(434,617)	325,277	(109,340)	1,416
Financials	5,056,165	415,167	5,471,332	5,316
Metals	8,964	1,018,659	1,027,623	1,634
Stock indices	(2,632,075)	106,148	(2,525,927)	6,034
Total futures contracts	(297,534)	1,350,220	1,052,686	19,504

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(627,610)	(526,985)	(1,154,595)	137,033,852

Total gain (loss) from derivatives trading	$(925,144)	$823,235	$(101,909)

	For the Nine Months Ended September 30, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$436,774	$(1,203,844)	$(767,070)	8,414
Currencies	(1,057,709)	(470,043)	(1,527,752)	5,578
Energy	558,320	(123,461)	434,859	4,972
Financials	4,929,348	164,725	5,094,073	20,029
Metals	818,186	(1,196,402)	(378,216)	4,062
Stock indices	(3,747,211)	42,253	(3,704,958)	19,425
Total futures contracts	1,937,708	(2,786,772)	(849,064)	62,480

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(961,723)	(420,093)	(1,381,816)	356,283,728

Total gain (loss) from derivatives trading	$975,985	$(3,206,865)	$(2,230,880)

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2012 and September 30, 2011. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three and nine months ended September 30, 2012 and September 30, 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED

A.	Market Risk

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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Condensed Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Condensed Statements of Income (Loss) and General Partner Incentive Allocation.  Open contracts generally mature within 90 days; as of September 30, 2012 and December 31, 2011, the latest maturity dates for open contracts are December 2013 and March 2013, respectively.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

6.	FINANCIAL HIGLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2012 and September 30, 2011.  The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$845.36	$1,038.88	$975.48
Profit (loss) from operations
Net investment (loss)	(24.21)	(21.87)	(22.96)
Net trading profit	15.62	19.02	17.92
Net (loss)	(8.59)	(2.85)	(5.04)
Net Asset Value, end of the period	$836.77	$1,036.03	$970.44
Total Return(1)(3)	(1.02)%	(0.27)%	(0.52)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.52%	8.34%	9.32%
Net investment (loss)(2)	(11.45)%	(8.27)%	(9.24)%

	Nine Months Ended September 30, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$922.52	$1,115.07	$1,052.84
Profit (loss) from operations
Net investment (loss)	(78.49)	(69.77)	(73.79)
Net trading (loss)	(7.26)	(9.27)	(8.61)
Net (loss)	(85.75)	(79.04)	(82.40)
Net Asset Value, end of the period	$836.77	$1,036.03	$970.44
Total Return(1)(3)	(9.30)%	(7.09)%	(7.83)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	12.31%	8.69%	9.85%
Net investment (loss)(2)	(12.22)%	(8.61)%	(9.76)%

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)
_______________

6.	FINANCIAL HIGLIGHTS (CONTINUED)

	Three Months Ended September 30, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,048.27	$1,243.27	$1,178.76
(Loss) from operations
Net investment (loss)	(29.49)	(22.38)	(24.20)
Net trading (loss)	(3.32)	(4.32)	(4.04)
Net (loss)	(32.81)	(26.70)	(28.24)
Net Asset Value, end of the period	$1,015.46	$1,216.57	$1,150.52
Total Return(1)(3)	(3.13)%	(2.15)%	(2.40)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.38%	7.18%	8.31%
Net investment (loss)(2)	(11.36)%	(7.16)%	(8.29)%

	Nine Months Ended September 30, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
(Loss) from operations
Net investment (loss)	(92.50)	(68.22)	(74.82)
Net trading (loss)	(53.31)	(64.87)	(60.86)
Net (loss)	(145.81)	(133.09)	(135.68)
Net Asset Value, end of the period	$1,015.46	$1,216.57	$1,150.52
Total Return(1)(3)	(12.56)%	(9.86)%	(10.55)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.16%	7.02%	8.06%
Net investment (loss)(2)	(11.14)%	(7.00)%	(8.03)%

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

The Partnership pays to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.416% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 5.0% annual rate) for the Investor Class.  Prior to July 1, 2012, Investor Class interests had paid brokerage commissions at an annual rate of 6.0%.  The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership.  Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (3.0% annual rate).  Prior to July 1, 2012, Institutional Class interests had paid brokerage commissions at an annual rate of 4.0%.  In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests.  The flat-rate monthly commission is common among programs such as the Partnership.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

For the quarter ended September 30, 2012, the Partnership had total net trading gains comprised of $(595,064) in net realized (losses) on closed contracts, $707,408 in change in net unrealized gains on open contracts and interest income of $1,125. For the same quarter in 2011, the Partnership had total net trading (losses) comprised of $(925,144) in net realized losses on closed contracts, $823,235 in change in net unrealized gains (losses) on open contracts and interest income of $2,126.

In July 2012, the Partnership had a net gain of $279,890. The Partnership had profitable positions in soybeans, corn and Euro bund; the Partnership had offsetting losses in crude oil, coffee and wheat.  In August 2012, the Partnership had a net loss of $(85,927). The Partnership's positions in the US and foreign interest rate products experienced losses; the Partnership had some offsetting gains in RBOB gasoline, soybeans and heating oil.  In September 2012, the Partnership had a net loss of $(233,994).  The Partnership saw losses in soybeans, aluminum and the Euro bund; the Partnership experienced gains in gold, copper and the Indian Nifty Index.

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

For the quarter ended September 30, 2012, the Partnership had expenses comprised of $60,066 in brokerage commissions (including clearing and exchange fees), $43,124 in management fees, $42,315 in professional fees, and $7,995 in accounting, administrative fees and other expenses. For the same quarter ended September 30, 2011, the Partnership had expenses comprised of $713,952 in brokerage commissions (including clearing and exchange fees), $310,107 in management fees, $62,024 in professional fees, and $54,600 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(40,031) for the quarter ended September 30, 2012 compared to a net loss of $(1,240,466) for the same quarter in 2011.

At September 30, 2012, the net asset value of the Partnership was $5,863,032, compared to its net asset value of $12,622,792 at December 31, 2011.

During the quarter ended September 30, 2012, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material.  In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single financial institution, rather than a group of institutions; thus, there may be a greater counterparty risk.  The Advisor trades for the Partnership only with counterparties which it believes to be credit worthy.

Comparison of the Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, the Partnership had total net trading (losses) comprised of $(638,028) in net realized (losses) on closed contracts, $566,285 in change in net unrealized (losses) on open contracts and interest income of $4,930. For the nine months ended September 30, 2011, the Partnership had total net trading (losses) comprised of $975,985 in net realized gains on closed contracts, $(3,206,865) in change in net unrealized gains (losses) on open contracts and interest income of $9,140.

In January 2012, the Partnership was unprofitable. The Partnership generated losses on its positions in base metals, gold, and global stock indices; the Partnership had gains in the energies, Euribor and silver.  The Partnership recorded a net loss of $(235,356). In February 2012, trading was profitable as the Partnership had gains in the energies and coffee; the Partnership had losses in base metals, gold and US fixed income markets.  The Partnership recorded a net gain of $90,237. In March 2012, trading was unprofitable. The Partnership had losses in gold, Japanese government bonds and sugar; the Partnership had offsetting gains in natural gas, coffee and soybeans.  The Partnership recorded a net loss of $(176,280). In April 2012, the Partnership had a net loss of $(15,071). The Partnership had unprofitable positions in copper, RBOB Gasoline, and Nikkei Index; the Partnership had offsetting gains in soybeans, foreign interest rate products, and lean hogs.  In May 2012, the Partnership had a net gain of $71,797. The Partnership's positions in the Euro bund, light sweet crude oil and copper provided gains; the Partnership experienced losses in soybeans Brent crude oil and London gas oil.  In June 2012, the Partnership had a net loss of $(383,284).  The Partnership saw losses in the Euro bund, natural gas and wheat; the Partnership experienced gains in soybeans, soybean meal and aluminum. In July 2012, the Partnership had a net gain of $279,890. The Partnership had profitable positions in soybeans, corn and Euro bund; the Partnership had offsetting losses in crude oil, coffee and wheat.  In August 2012, the Partnership had a net loss of $(85,927). The Partnership's positions in the US and foreign interest rate products experienced losses; the Partnership had some offsetting gains in RBOB gasoline, soybeans and heating oil.  In September 2012, the Partnership had a net loss of $(233,994).  The Partnership saw losses in soybeans, aluminum and the Euro bund; the Partnership experienced gains in gold, copper and the Indian Nifty Index.

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

For the nine months ended September 30, 2012, the Partnership had expenses comprised of $280,463 in brokerage commissions (including clearing and exchange fees), $173,105 in management fees, $110,556 in professional fees, and $57,051 in accounting, administrative fees and other expenses.  For the nine months ended September 30, 2011, the Partnership had expenses comprised of $2,297,033 in brokerage commissions (including clearing and exchange fees), $1,017,556 in management fees, $109,376 in professional fees, and $165,135 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net loss of $(687,988) for the nine months ended September 30, 2012 compared to a net loss of $(5,810,840) for the same nine month period in 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2012 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2012, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2012, 6,393.9097 Partnership Units were held by 139 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2012 through September 30, 2012, a total of 536.0377 Partnership Units were subscribed for the aggregate subscription amount of $490,141. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2012	$44,741
February 2012	$22,562
March 2012	$87,525
April 2012	$63,826
May 2012	$175,708
June 2012	$17,248
July 2012	$45,302
August 2012	$1,605
September 2012	$31,624

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: November 14, 2012	By: Bridgeton Fund Management LLC
Its: General Partner

By: /s/ Stephen J. Roseme
Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer