Form 10-K
period 2012-12-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2013-03-29
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-53118

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
(Exact name of registrant as specified in its charter)

Delaware	20-8870560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4647 Saucon Creek Road, Suite 205 Center Valley, PA 18034 (Address of principal executive offices) (Zip Code)
(610) 366-3922
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2013 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $3,771,445.

PART I
ITEM 1. Business.

Summary

Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP) (the "Partnership"), is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests.  A representative list of the types of markets that may be traded is set forth on page seven. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The Partnership’s current address is 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034, and the telephone number for the Partnership and the General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, their e-mail address is info@bridgetonfunds.com and the General Partner's website is www.bridgetonfunds.com.

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

In accordance with the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the units up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership. The Partnership offers two classes of limited partnership interests, the Institutional Class and the Investor Class. What class of interests an investor is permitted to purchase will depend upon the nature of the investor (e.g., whether the investor is an institutional investor or an individual investor) and whether a sales agent will receive a commission with respect to such investor. Investor Class interests will be charged a 5.00% annual brokerage fee (7.00% per annum through September 30, 2011 and 6.00% from October 1, 2011 through June 30, 2012) and the Institutional Class will be charged a 3.00% annual brokerage fee (4.00% through June 30, 2012). In addition, the classes may be comprised of different series. If the General Partner establishes with respect to a limited partner a fee arrangement whereby the commission charges, General Partner management fee or incentive allocation to the General Partner is different from the general Investor Class or Institutional Class (or any series that has previously been established under the Investor Class or Institutional Class), a new series will be established under the relevant class to reflect such fee arrangement. The General Partner may establish different series in its discretion with higher or lower fees than those described herein to reflect different fee arrangements the General Partner may wish to establish for an investor (or group of investors) for marketing purposes. All limited partnership interests, regardless of series or class, will share on a pro rata basis in the Partnership's holdings and trading results and will have the same redemption and consent rights and are subject to the same minimum investment amounts.

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

The General Partner is responsible for the selection of commodity trading advisors for the Partnership. The General Partner has currently selected WIC to act as trading advisor for the Partnership and the Partnership's capital will be allocated to the Global Directional Portfolio of WIC. The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Limited Partnership Agreement, the General Partner will maintain a general partner contribution of $1,000 to the Partnership.  The individual principals of the General Partner are Robert L. Lerner, Stephen J. Roseme and Jeffrey Brian Mokychic.  The trading principals are Mr. Lerner and Mr. Roseme.  See ITEM 10 "Directors and Executive Officers and Corporate Governance."

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. As of December 31, 2012 and 2011, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

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

Brokerage Commission

Investor Class interests pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.4167% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 5.00% annual rate). From October 1, 2011 through June 30, 2012, the General Partner was paid a monthly brokerage commission from the Investor Class interest at an annual rate of 6.00%. Prior to October 1, 2011, the Investor Class paid the General Partner a monthly brokerage commission equal to 7.00% per annum. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (a 3.00% annual rate). Prior to July 1, 2012, the Institutional Class interests paid the General Partner a monthly flat-rate commission equal to 4.00% per annum. In addition to payments to properly registered selling agents, the General Partner will pay from the brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The General Partner will pay from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it receives from the Partnership. To the extent that the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. To the extent different brokerage commissions are charged because of the varying payments to selling agents, a new series for the Class will be established. The flat-rate brokerage commission to the General Partner is calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end, and any accrued incentive allocations as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission is being calculated. The General Partner may pay a portion of the brokerage commission to finders the General Partner may engage from time to time.

The Advisor

Management Fee

The Partnership will pay to WIC a quarterly management fee of 0.50% (2% per year) of the Trading Level (as defined below) for each month during such quarter.

The Partnership's "Trading Level" shall mean the Partnership's Net Asset allocated to WIC times the leverage to be employed by WIC from time to time upon the direction of the General Partner. Currently, this leverage ratio is 1.0, however, from the start of the Partnership until February 28, 2011, it was 1.2.  The Partnership's "Net Assets" shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the fair value of all open futures and forward currency contracts and other assets maintained by the Partnership, less all liabilities and reserves of the Partnership, including accrued management fees and incentive allocations, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with accounting principles generally accepted in the United States of America.  The fair value of a futures (exchange traded) contract or option on a futures contract is determined by various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period; the fair value of a forward currency (non-exchange traded) contract is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider.

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

Dealers

Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contract or the premium in the case of an option contract.

Others

The General Partner will pay expenses of the continuing offering (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The Partnership will pay ordinary operating expenses actually incurred by the Partnership, including periodic legal, accounting, and auditing fees, and other administrative expenses and fees associated with the operation of the Partnership, which are estimated to be approximately $200,000 per year (excluding any extraordinary expenses).

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

Management of Other Accounts by the Advisor and the General Partner

The Advisor and its affiliates currently manage other accounts. As of December 31, 2012, WIC managed 17 accounts. In addition, the General Partner acts as general partner for another limited partnership, Bridgeton Tactical Advisors Fund, LP (formerly RFMC Tactical Advisors Fund, LP), that trades Commodity Interests and may compete with the Partnership for positions, and the Advisor, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisor or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. Such differing compensation arrangements may provide an incentive for the General Partner or WIC to favor one account over another.

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

Relationship of the Advisor to Futures Commissions Merchants

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

ITEM 2. Properties.

The Partnership does not own or lease any physical properties. The Partnership's office is located within the office of the General Partner, at 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034.

ITEM 3. Legal Proceedings.

There are no pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets are subject.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2012 5,279.9412 Partnership Units were held by 122 Limited Partners and the General Partner.

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

From January 1, 2012 through December 31, 2012 610.0688 Partnership Units were subscribed for the aggregate net subscription amount of $549,521. Details of the subscriptions of these Partnership Units are as follows:

Amount of
Subscriptions
January 2012	$44,741
February 2012	$22,562
March 2012	$87,525
April 2012	$63,826
May 2012	$175,708
June 2012	$17,248
July 2012	$45,302
August 2012	$1,605
September 2012	$31,624
October 2012	$1,465
November 2012	$36,583
December 2012	$21,332

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

The Partnership is required to make substantial trading profits to avoid depleting and exhausting its assets from the payment of such fees and expenses. At current interest rate levels, the Partnership is expected to earn an effective annual income of 0.85% of net assets.  Accordingly, the Investor Class would need to generate trading income of 8.91% over a year to break even and the Institutional Class would need to generate trading income of 6.91% over a year to break even. The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. The General Partner continues to evaluate and analyze from both quantitative and qualitative perspectives the ability of the Advisor to trade effectively on the Partnership's behalf in the context of the current market environment. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisor's trading program. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

Currently the assets of the Partnership are allocated for trading in Commodity Interests entirely to the Global Directional Portfolio, a proprietary quantitative trading strategy developed and operated by WIC.

Limited partnership interests pay to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.4167% of the net asset value of the Partnership as of the beginning of each month (a 5.0% annual rate). The General Partner will pay up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount is less than 3% the brokerage fee with respect to such limited partnership interests will be reduced accordingly. The General Partner pays from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2012, ADMIS and NUSA are the clearing brokers for the Partnership.

Result of Operations

Comparison of the Fiscal Years Ended December 31, 2012 and 2011

As of December 31, 2012, total partners' capital (net asset value) of the Partnership was $4,395,062 compared to its net asset value of $12,622,792 at December 31, 2011. The Partnership's 2012 subscriptions and redemptions totaled $549,521 and $7,594,077, respectively, compared to $4,849,462 and $27,208,805, respectively, in 2011.

For the year ended December 31, 2012, the Partnership had net realized and unrealized trading losses of $(465,081) and $5,639 in interest income.  For that same period, the Partnership had expenses comprised of $334,272 in brokerage commissions including clearing and exchange fees, $211,959 in management fees, $109,438 in professional fees, and $68,063 in accounting, administrative fees and other expenses. The Partnership recorded a net loss of $(1,183,174) for the year ended December 31, 2012.

Interest income decreased to $5,639 from $11,531 in 2011 due to declining interest rates through 2012 and declining cash balances. Brokerage commissions charged as a percentage of net assets decreased to $334,272 from $2,738,495 in 2011 due to reduced rates charged and change in the Partnership's net assets.  Management fees are charged as a percentage of the net assets and decreased to $211,959 from $1,258,720 in 2011 due to a lower number of subscriptions in 2012. Professional fees decreased to $109,438 from $173,061 in 2011 as a result of a decrease in professional fees. Accounting, administrative fees and other expenses decreased to $68,063 from $217,187 in 2011 as a result of a decrease in administrative and accounting fees and other expenses.

In January 2012, the Partnership was unprofitable. The Partnership generated losses on its positions in base metals, gold, and global stock indices; the Partnership had gains in the energies, Euribor and silver.  The Partnership recorded a net loss of $(235,356). In February 2012, trading was profitable as the Partnership had gains in the energies and coffee; the Partnership had losses in base metals, gold and US fixed income markets.  The Partnership recorded a net gain of $90,237. In March 2012, trading was unprofitable. The Partnership had losses in gold, Japanese government bonds and sugar; the Partnership had offsetting gains in natural gas, coffee and soybeans.  The Partnership recorded a net loss of $(176,280). In April 2012, the Partnership had a net loss of $(15,071). The Partnership had unprofitable positions in copper, RBOB Gasoline, and Nikkei Index; the Partnership had offsetting gains in soybeans, foreign interest rate products, and lean hogs.  In May 2012, the Partnership had a net gain of $71,797. The Partnership's positions in the Euro bund, light sweet crude oil and copper provided gains; the Partnership experienced losses in soybeans Brent crude oil and London gas oil.  In June 2012, the Partnership had a net loss of $(383,284).  The Partnership saw losses in the Euro bund, natural gas and wheat; the Partnership experienced gains in soybeans, soybean meal and aluminum. In July 2012, the Partnership had a net gain of $279,890. The Partnership had profitable positions in soybeans, corn and Euro bund; the Partnership had offsetting losses in crude oil, coffee and wheat.  In August 2012, the Partnership had a net loss of $(85,927). The Partnership's positions in the US and foreign interest rate products experienced losses; the Partnership had some offsetting gains in RBOB gasoline, soybeans and heating oil.  In September 2012, the Partnership had a net loss of $(233,994).  The Partnership saw losses in soybeans, aluminum and the Euro bund; the Partnership experienced gains in gold, copper and the Indian Nifty Index.  In October 2012, the Partnership was unprofitable.  The Partnership had losses in copper, gold and heating oil; the Partnership had some offsetting gains in crude oil, coffee and foreign equity indices.  The Partnership recorded a net loss of $(281,374).  In November 2012, trading was unprofitable as the Partnership had losses in aluminum, copper, nickel and soybean meal; the Partnership had gains in coffee, Japanese yen, and tin.  The Partnership recorded a net loss of $(108,572).  In December 2012, trading was unprofitable.  The Partnership had losses in corn, copper and Japanese interest rates; the Partnership had some offsetting gains in Japanese Yen, Nikkei and wheat.  The Partnership recorded a net loss of $(105,240).

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

The net asset value per Investor Class Unit at December 31, 2012 decreased (17.33)% from $922.52 at December 31, 2011 to $762.65 at December 31, 2012. The net asset value per Institutional Class Unit, Series 1 at December 31, 2012 decreased (14.65)% from $1,115.07 at December 31, 2011 to $951.73 at December 31, 2012. The net asset value per Institutional Class Unit, Series 2 at December 31, 2012 decreased (15.56)% from $1,052.84 at December 31, 2011 to $888.99 at December 31, 2012. The net asset value per Institutional Class Unit, General Partner, Series 3 at December 31, 2012 decreased (14.67)% from $3,814.39 at December 31, 2011 to $3,254.91 at December 31, 2012.

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

The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. It is anticipated that the following will be the primary trading risk exposures of the Partnership for the year 2013, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisor will maintain an emphasis in the commodities described above. Additionally, the Partnership had exposure to energies (gas, oil) as of December 31, 2012, and it is anticipated that positions in this sector will continue to be evaluated on an ongoing basis.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2012 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price, interest rate and currency exchange rate sensitivity positions as of December 31, 2012.

The potential loss in earnings for each market risk exposure as of December 31, 2012 was:

Currency exchange rate risk	$22,208

Commodity price risk	$40,015

Interest rate risk	$21,257

ITEM 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Based upon that evaluation, the General Partner has concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2012 in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership's periodic filings with the SEC.

There were no changes in the Partnership's internal controls during the fourth quarter of 2012 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

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

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2012. Based upon that evaluation, the General Partner has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2012. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

ITEM 9B. Other Information.

None.
PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

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

Robert L. Lerner, age 56, is an owner and the Chairman of General Partner and has been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 46, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

The General Partner has selected Welton Investment Corporation as the Partnership's trading advisor. The principals and certain officers of the Advisor are as follows:

Patrick Welton, Chief Executive Officer, Co-Founder, Age 52. Mr. Welton oversees all internal departments, with an emphasis on trading and risk management.  He was a National Futures Association (NFA) Board of Director from 1997-2000.  Mr. Welton has spoken at conferences, authored articles, participated in panel presentations and served on committees for the Managed Funds Association (MFA) and the NFA.  He is also an investment committee member of a California pension plan and an endowment.  Mr. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  He has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator. Dr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University, respectively. He has been with WIC and has been Chief Executive Officer and Chairman since November 1988.

Annette Welton, Chair, Board of Directors, Co-Founder, Age 51. Ms. Welton chairs the Board of Directors.  In her role, she provides oversight of management, develops independent feedback to the board, and engages in high level industry relations.  Prior to assuming her current duties in mid 2009, Ms. Welton served as the firm’s Chief Operating Officer where she was instrumental in leading the firm for the prior two decades.  She has served in the MFA’s Public Relations and Trading and Markets Committees, as well as on the NFA’s Nominating Committee.  Ms. Welton currently serves on the Monterey Bay Board of a nationally-based nonprofit charity in a finance capacity.  She holds a BS from UCLA. Ms. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  She has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator.  She has been with WIC and has been Chief Operating Officer and Chief Financial Officer since November 1988.

Brent Hankins, CAIA, Senior Managing Director, Director of Portfolio and Trading Operations, Age 42. Mr. Hankins’ primary responsibilities include portfolio oversight, management of the firm’s trading operations and participation in the firm’s research process.  Drawing on his depth of experience with Welton, Mr. Hankins has spoken at numerous alternative investment conferences throughout the U.S. and Asia.  He holds the CAIA designation and earned a BS from California Polytechnic University at San Luis Obispo. Mr. Hankins has been registered as an Associated Person with Welton Investment Corporation since March 1993 and listed as a Principal with Welton Investment Corporation since February 2000.  He has been with WIC since January 1993 and Senior Portfolio Manager since February 2000.

David Nowlin, Senior Managing Director, Chief Compliance Officer & Chief Administrative Officer, Age 51. Mr. Nowlin oversees all aspects of WIC’s corporate and regulatory compliance along with the administrative operations. Previously, he worked as an Associate with the firms formerly known as Price Waterhouse and Dean Witter Reynolds. Mr. Nowlin earned an MBA from Santa Clara University and a BA from Westmont College. He has been with WIC since June 1993 and has been Chief Compliance Officer since February 2000.

Justin Balas, CAIASM, Senior Managing Director, Director of Research, Age 36. Mr. Balas oversees the firm’s proprietary research directives and the development of new products, managing groups of specialists within Information Technology, Trading and Applied Sciences.   He holds the CAIA designation and earned a BA from the University of California, Santa Cruz. Mr. Balas has been registered as an Associated Person with Welton Investment Corporation since October 2004 and listed as a Principal with Welton Investment Corporation since February 2011.

Guillaume Detrait, Senior Managing Director, Chief Operating Officer & Chief Enterprise Risk Officer, Age 42. Mr. Detrait oversees the overall operations of the firm and the enterprise risk management function, both partnering with internal departments to consolidate sound business practices and ensuring that all major risk categories are properly mitigated. Prior to joining the firm, Mr. Detrait was a Vice President at HSBC where he participated in strategic development for the US credit card division from 2005 to 2008. He holds an MBA from Columbia Business School and a BS in Economics from ESC Reims in France. Mr. Detrait has been registered as an Associated Person with Welton Investment Corporation since September 2008 and listed as a Principal with Welton Investment Corporation since February 2011.

Christopher Keenan, Senior Managing Director, Director of Strategic Marketing, Age 44. Mr. Keenan manages strategic marketing initiatives. He holds an MBA from Northwestern’s Kellogg School of Business and a BA from UCLA. Mr. Keenan has been registered as an Associated Person with Welton Investment Corporation since March 2003 and listed as a Principal with Welton Investment Corporation since February 2011.

Justin Dew, Senior Managing Director, Director of Strategic Development, Age 38.  Mr. Dew is responsible for business development, expanding the firm’s East Coast presence and identifying, evaluating and executing strategic growth opportunities. Formerly he was a Managing Director and Head of Strategic Development for the Clinton Group from 2006 to 2008. Prior to that, he was a Senior Director and Global Head of Alternative Strategies at Standard & Poor’s from 2002 to 2006. Mr. Dew holds an MBA from Cornell University and a BS from Ithaca College. He has been registered as an Associated Person with Welton Investment Corporation January 2009 and listed as a Principal with Welton Investment Corporation since February 2011.

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

ITEM 11. Executive Compensation.

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See ITEM 1. Business “Fees and Expenses."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2012, approximately 5,279.9412 Partnership Units were held by 122 Limited Partners and the General Partner. As of December 31, 2012 no person known to the Partnership beneficially owned more than 5% of the outstanding Partnership Units.

The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2012, the General Partner owned $1,508 of general partner interests in the Partnership, or 0.4633 Partnership Units, representing approximately 0.01% of the total outstanding Partnership Units, and also beneficially owned 69.6576 Limited Partnership Units.  Ruvane is owned entirely by Robert L. Lerner and a trust for the benefit of him and his family.  As of March 1, 2013, the General Partner owned $1,564 of interests in the Partnership or 0.04% of the Partnership. The General Partner is owned 50% by Robert L. Lerner and a trust for the benefit of Mr. Lerner’s family and 50% by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See ITEM 1. Business "Fees and Expenses”. For the years ended December 31, 2012 and 2011, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $68,879 and $415,707, respectively. For the years ended December 31, 2012 and 2011, the General Partner received net brokerage commissions of $276,244 and $2,245,047, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 5.0% annually (effective July 1, 2012) of the net asset value of the Investor Class Interests and 3.0% annually (effective July 1, 2012) of the Institutional Class Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers; net brokerage commissions do not account for any amounts paid by the General Partner to selling agents. Prior to July 1, 2012, brokerage commission rates were 7.00% per annum through September 30, 2011 and 6.00% per annum from October 1, 2011 through June 30, 2012 for the Investor Class interests and 4.00% per annum for the Institutional Class interests.

ITEM 14. Principal Accounting Fees and Services.

 The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. & Associates, L.L.C. (Arthur Bell) for 2012 and 2011.

	2012	2011

Audit Fees (1)	$48.1	$80.3

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-
	$48.1	$80.3

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
By: Bridgeton Fund Management, LLC
Its: General Partner

By: /s/ Stephen J. Roseme

Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer
Date: March 29, 2013

INDEX TO EXHIBITS

Exhibit Number Item Description

3.1	Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

3.2	Certificate of Amendment to Certificate of Limited Partnership for the Partnership (Filed as Exhibit 3.2 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein)

3.3	Form of Amended and Restated Limited Partnership Agreement for the Partnership (Filed as Exhibit 3.3 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein)

10.1	Trading Advisor Agreement between the General Partner and the Advisor (Filed as Exhibit 3.1 to Partnership’s Form 10 and incorporated herein by reference)

14.1	General Partner Code of Ethics (Filed as Exhibit 14.1 to the Partnership’s Form 10-K filed April 1, 2011 and incorporated by reference herein)

31.1	Rule 13a-14(a)/13d-14(a) Certifications

32.1	Section 1350 Certification

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

_____________

TABLE OF CONTENTS
______________________

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition
as of December 31, 2012 and December 31, 2011

Condensed Schedules of Investments
as of December 31, 2012 and December 31, 2011

Statements of Income (Loss)
    For the Years Ended December 31, 2012 and 2011

Statements of Changes in Partners’ Capital (Net Asset Value)
For the Years Ended December 31, 2012 and 2011

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Bridgeton Global Directional Fund, LP

We have audited the accompanying statements of financial condition of Bridgeton Global Directional Fund, LP as of December 31, 2012 and 2011, including the condensed schedules of investments, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the years then ended.  These financial statements are the responsibility of the General Partner.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridgeton Global Directional Fund, LP as of December 31, 2012 and 2011, and the results of its operations and the changes in its net asset value for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
March 29, 2013

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of December 31, 2012 and 2011
_______________

	December 31,	December 31,
ASSETS	2012	2011
Equity in Trading Accounts:
Due from brokers and forward currency dealer (including margin deposits of
$781,836 for 2012 and $1,726,592 for 2011)	$1,733,762	3,639,659
Net unrealized gains on open futures contracts	-	45,596
Net unrealized (losses) on open futures contracts	(182,929)	(561,993)
Net unrealized (losses) on open forward currency contracts	-	(22,300)
	1,550,833	3,100,962
Cash and cash equivalents	3,564,407	19,308,817
Due from General Partner	11,011	18,779
TOTAL ASSETS	$5,126,251	$22,428,558
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Prepaid subscriptions	$-	$30,000
Redemptions payable	656,091	9,559,836
Other accrued expenses	48,182	67,138
Accrued management fees	26,916	148,792
TOTAL LIABILITIES	731,189	9,805,766
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (2,881.6996 and 8,872.8542 fully redeemable units at December 31, 2012 and
December 31, 2011, respectively)	2,197,738	8,185,420
Limited partners – Institutional Class – Series 1 (1,023.4918 and 1,100.3619
fully redeemable units at December 31, 2012 and
December 31, 2011, respectively)	974,083	1,226,979
Limited partners – Institutional Class – Series 2 (1,374.2865 and 3,047.6238
fully redeemable units at December 31, 2012 and
December 31, 2011, respectively)	1,221,733	3,208,675
General partner – Institutional Class – Series 3 (0.4633 and 0.4504 fully redeemable units at December 31, 2012 and
December 31, 2011, respectively)	1,508	1,718
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	4,395,062	12,622,792
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$5,126,251	$22,428,558

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 CONDENSED SCHEDULES OF INVESTMENTS
As of December 31, 2012
_______________

LONG FUTURES CONTRACTS
		Unrealized	% of
		Gain	Partners’
	Futures Industry Sector	(Loss), Net	Capital*
	Commodities	$(16,935)	(0.385)%
	Currencies	32,169	0.732%
	Energy	35,283	0.803%
	Financials	2,644	0.060%
	Metals	(121,701)	(2.769)%
	Stock indices	19,912	0.453%
	Total long futures contracts	$(48,628)	(1.106)%

SHORT FUTURES CONTRACTS
		Unrealized	% of
		Gain	Partners’
	Futures Industry Sector	(Loss), Net	Capital*
	Commodities	$8,972	0.204%
	Currencies	10,706	0.244%
	Energy	(37,322)	(0.849)%
	Financials	(2,382)	(0.054)%
	Metals	(103,523)	(2.356)%
	Stock indices	(10,752)	(0.245)%
	Total short futures contracts	$(134,301)	(3.056)%
	Total futures contracts	$(182,929)	(4.162)%

*No single contract’s value exceeds 5% of Partners’ Capital

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

*Except for London Aluminum and London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

 BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 STATEMENTS OF INCOME (LOSS)
For the Years Ended December 31, 2012 and 2011

_______________

	2012	2011
NET INVESTMENT (LOSS)
Income:
Interest income	$5,639	$11,531

Expenses:
Brokerage commissions	334,272	2,738,495
Management fees	211,959	1,258,720
Professional fees	109,438	173,061
Accounting, administrative fees and other expenses	68,063	217,187
Total expenses	723,732	4,387,463
Net investment (loss)	(718,093)	(4,375,932)

TRADING (LOSSES)
Profits (losses) on trading of commodity futures and
forward currency contracts:
Net realized (losses) on closed contracts	(820,849)	(855,930)
Change in net unrealized gains (losses) on open contracts	355,768	(3,873,083)
Net trading (losses)	(465,081)	(4,729,013)
NET (LOSS)	$(1,183,174)	$(9,104,945)

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(147.76)	$(244.38)
Institutional Class – Series 1	$(162.12)	$(246.00)
Institutional Class – Series 2	$(162.85)	$(214.37)
Institutional Class – General Partner – Series 3	$(560.79)	$1,490.23

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
 STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Years Ended December 31, 2012 and 2011
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at December 31, 2010	35,222.9640	$40,903,285	949.7838	$1,281,885	1,400.9530	$1,801,910	21.6686	$100,000	$44,087,080
Additions	3,707.6080	4,297,446	196.1499	265,074	251.7743	283,250	0.8106	3,692	4,849,462
Redemptions	(27,753.1607)	(26,339,436)	(45.5718)	(58,244)	(635.5052)	(703,339)	(22.0288)	(107,786)	(27,208,805)
Transfers	(2,304.5571)	(2,191,270)	-	-	2,030.4017	2,191,270	-	-	-
Net income(loss)	-	(8,484,605)	-	(261,736)	-	(364,416)	-	5,812	(9,104,945)
Balances at
December 31, 2011	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792

Additions	528.6357	463,000	33.5896	36,474	47.8306	50,000	0.0129	47	549,521
Redemptions	(6,453.0230)	(5,769,942)	(110.4597)	(117,100)	(1,779.4637)	(1,707,035)	-	-	(7,594,077)
Transfers	(66.7673)	(60,937)	-	-	58.2958	60,937	-	-	-
Net (loss)	-	(619,803)	-	(172,270)	-	(390,844)	-	(257)	(1,183,174)
Balances at
December 31, 2012	2,881.6996	$2,197,738	1,023.4918	$974,083	1,374.2865	$1,221,733	0.4633	$1,508	$4,395,062

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
December 31, 2010	$1,161.27	$1,349.66	$1,286.20	$4,614.97
December 31, 2011	$922.52	$1,115.07	$1,052.84	$3,814.39
December 31, 2012	$762.65	$951.73	$888.99	$3,254.91

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011
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
For the Years Ended December 31, 2012 and 2011
_______________

2.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.         Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurements and Disclosures.  At December 31, 2012 and 2011, the Partnership had investments in money market mutual funds of $2,965,547 and $15,760,234, respectively.  Interest received on cash deposits and dividends received from money market mutual funds is included as interest income and recognized on an accrual basis.

C.	Due from Brokers and Forward Currency Dealer

Due from brokers and forward currency dealer represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers and forward currency dealer at December 31, 2012 and 2011 consisted of cash on deposit with the brokers of $1,316,346 and $3,379,918, respectively and cash on deposit with the forward currency dealer of $417,416 and $259,741, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed contracts” in the Statements of Income (Loss).

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with a broker as “Net unrealized gains on open contracts” and the aggregate net unrealized losses with a broker as “Net unrealized (losses) on open contracts” in the Statements of Financial Condition. The net unrealized gains on open contracts from one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition. The unrealized gains or losses on open contracts is the difference between contract trade price and quoted market price.

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains (losses) on open contracts.”

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

2.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (an annual rate of 5.00%).  From October 1, 2011 to June 30, 2012, the General Partner was paid monthly brokerage commissions from the Investor Class interests an at annual rate of 6.00%; prior to October 2011, the Investor Class interests paid the General Partner a monthly brokerage commission equal to 7.00% per annum.  The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership.  To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly.  A separate series of Investor Class interests will be established for differing brokerage commission rates charged.  During the years ended December 31, 2012 and 2011, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 7.00% through September 30, 2011, 6.00% from October 1, 2011 through June 30, 2012, and 5.00% from July 1, 2012 to December 31, 2012.

Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (a 3.00% annual rate). Prior to July 1, 2012, the Institutional Class interests paid the General Partner a monthly flat-rate commission equal to 4.00% per annum.

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks.  Actual trading commissions incurred by the Partnership and paid out of the General Partner's brokerage commission totaled $58,001 and $493,448 for the years ended December 31, 2012 and 2011, respectively. Execution costs paid directly by the Partnership totaled $27 and $7,420 for the years ended December 31, 2012 and 2011, respectively.  Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Years Ended
	December 31,
	2012	2011
Investor Class	$208,553	$2,601,338
Institutional Class – Series 1	39,915	54,945
Institutional Class – Series 2	85,746	81,483
Institutional Class – General Partner – Series 3	58	729
Total	$334,272	$2,738,495

As of December 31, 2012 and 2011, $9,677 and $18,779, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the years ended December 31, 2012 and 2011, the General Partner earned no incentive allocations.

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

	For the Years Ended
	December 31,
	2012	2011
Investor Class	$43,269	$398,784
Institutional Class – Series 2	25,610	16,923
Total	$68,879	$415,707

As of December 31, 2012 and 2011, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
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

	For the Years Ended
	December 31,
	2012	2011
Investor Class	$73,027	$773,800
Institutional Class – Series 1	22,376	27,691
Institutional Class – Series 2	47,644	41,087
Institutional Class – General Partner – Series 3	33	435
Total	$143,080	$843,013

As of December 31, 2012 and 2011, $26,916 and $148,792, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2012 and 2011.

The Partnership files U.S. federal and state tax returns. The 2009 through 2012 tax years generally remain subject to examination by U.S. federal and most state authorities.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net Realized (Losses) on Closed Contracts” in the Statements of Income (Loss) and totaled $1,958 and $87,529 for the years ended December 31, 2012 and 2011, respectively.

N.	Recently Issued Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to clarify certain provisions of Topic 820 but also includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value and measurements in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments in ASU 2011-04 are to be applied prospectively and were effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 had no material effect on the Partnership’s financial statements.

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
For the Years Ended December 31, 2012 and 2011
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the years ended December 31, 2012 and 2011, there were no transfers into or out of fair value hierarchy levels.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

3.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels.  Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$531,209	$531,209	N/A	N/A
Money market mutual funds	2,965,547	2,965,547	N/A	N/A
Total investment assets	$3,496,756	$3,496,756

Liabilities
Futures contracts	$(714,138)	$(714,138)	N/A	N/A
Total investment liabilities	$(714,138)	$(714,138)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$6,082,691	$6,082,691	$-	N/A
Forward currency contracts	5,430	-	5,430	N/A
Money market mutual funds	15,760,234	15,760,234	-	N/A
Total investment assets	$21,848,355	$21,842,925	$5,430

Liabilities
Futures contracts	$(6,599,088)	$(6,599,088)	$-	N/A
Forward currency contracts	(27,730)	-	(27,730)	N/A
Total investment liabilities	$(6,626,818)	$(6,599,088)	$(27,730)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

4.              DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts and futures contracts in currencies, financials, stock indices and a wide range of commodities, among others, (collectively, “derivatives”) for the purpose of achieving capital appreciation.  Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

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

	As of December 31, 2012
Futures contracts	Assets	Liabilities	Net
Commodities	$16,030	$(23,993)	$(7,963)
Currencies	69,056	(26,181)	42,875
Energy	46,889	(48,928)	(2,039)
Financials	15,951	(15,689)	262
Metals	357,552	(582,776)	(225,224)
Stock indices	25,731	(16,571)	9,160
	-	-	-
Total derivatives contracts	531,209	(714,138)	(182,929)

	As of December 31, 2011
Futures contracts	Assets	Liabilities	Net
Commodities	$25,637	$(69,088)	$(43,451)
Currencies	42,668	(25,869)	16,799
Energy	108,370	(32,252)	76,118
Financials	118,298	(25,249)	93,049
Metals	5,767,868	(6,424,226)	(656,358)
Stock indices	19,850	(22,404)	(2,554)

Total futures contracts	6,082,691	(6,599,088)	(516,397)

Forward currency contracts	5,430	(27,730)	(22,300)

Total derivatives contracts	$6,088,121	$(6,626,818)	$(538,697)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

4.              DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Year Ended Ended December 31, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$61,536	$35,488	$97,024	1,798
Currencies	(124,409)	26,076	(98,333)	826
Energy	304,945	(78,157)	226,788	1,024
Financials	93,329	(92,787)	542	3,110
Metals	(979,787)	431,134	(548,653)	1,538
Stock indices	(1,506)	11,714	10,208	2,524
Total futures contracts	(645,892)	333,468	(312,424)	10,820

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(174,957)	22,300	(152,657)	$46,857,597

Total gain (loss) from derivatives trading	$(820,849)	$355,768	$(465,081)

	For theYear Ended December 31, 2011
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(110,824)	$(1,127,508)	$(1,238,332)	9,988
Currencies	(1,362,549)	(566,852)	(1,929,401)	6,486
Energy	771,159	(209,516)	561,643	6,024
Financials	4,673,332	(63,137)	4,610,195	27,329
Metals	1,306,463	(1,964,070)	(657,607)	5,242
Stock indices	(4,727,761)	80,300	(4,647,461)	20,449
Total futures contracts	549,820	(3,850,783)	(3,300,963)	75,518

				Notional Value
				of Contracts
				Closed
Forward currency contracts	$(1,405,750)	$(22,300)	$(1,428,050)	$379,547,473

Total gain (loss) from derivatives trading	$(855,930)	$(3,873,083)	$(4,729,013)

The number of contracts closed for futures contracts represents the number of contract half-turns during the years ended December 31, 2012 and 2011.  The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the years ended December 31, 2012 and 2011.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

4.              DERIVATIVE INSTRUMENTS (CONTINUED)

A.         Market Risk

The Partnership engages in the speculative trading of futures and forward currency contracts (“derivatives”).  Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition.  The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of December 31, 2012 and 2011, the latest maturity dates for open contracts are March 2014 and March 2013, respectively.

C.         Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield.  Risk arises from changes in the fair value of the underlying instruments.  The purchase and sale of futures contracts requires certain margin deposits with the brokers.  Additional deposits may be necessary for any loss on contract fair value.  The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.  A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements.  In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than total cash and other property deposited with such brokers ('counterparties"). The Partnership’s counterparties with respect to the trading of futures contracts are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts is reflected in the cash on deposit with brokers and forward currency dealer and the unrealized gains on open contracts held by such counterparties, if any, included in Note 4.  The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

The Partnership has a substantial portion of its assets on deposit with brokers, forward currency dealers and other financial institutions in connection with its trading of derivative contracts and its cash management activities.  Assets deposited with such brokers, dealers and other financial institutions in connection with the Partnership's trading of derivative contracts are partially restricted due to deposit or margin requirements.  In the event of a financial institution's insolvency, recovery of the Partnership's assets on deposit may be limited to account insurance or other protection afforded such deposits.

D.	Risk Monitoring

Due to the speculative nature of the Partnership’s derivatives trading, the Partnership is subject to the risk of substantial losses from derivatives trading.  The General Partner actively assesses, manages, and monitors risk exposure on derivatives on a contract basis, a market sector basis, and on an overall basis in accordance with established risk parameters.  The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

5.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2012 and 2011.  The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$922.52	$1,115.07	$1,052.84
(Loss) from operations
Net investment (loss)	(98.28)	(83.60)	(90.36)
Net trading (loss)	(61.59)	(79.74)	(73.49)
Net (loss)	(159.87)	(163.34)	(163.85)
Net Asset Value, end of the period	$762.65	$951.73	$888.99
Total Return(1)	(17.33)%	(14.65)%	(15.56)%
Supplemental Data
Ratios to average net asset value
Expenses	11.70%	8.01%	9.46%
Net investment (loss)	(11.62)%	(7.94)%	(9.38)%

	Year Ended December 31, 2011
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$1,161.27	$1,349.66	$1,286.20
(Loss) from operations
Net investment (loss)	(119.00)	(90.59)	(94.29)
Net trading (loss)	(119.75)	(144.00)	(139.07)
Net (loss)	(238.75)	(234.59)	(233.36)
Net Asset Value, end of the period	$922.52	$1,115.07	$1,052.84
Total Return(1)	(20.56)%	(17.38)%	(18.14)%
Supplemental Data
Ratios to average net asset value
Expenses	11.61%	7.16%	8.34%
Net investment (loss)	(11.58)%	(7.13)%	(8.30)%

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Years Ended December 31, 2012 and 2011
_______________

6.              SUBSEQUENT EVENTS

The Partnership has received redemption requests through February 28, 2013 totaling approximately $651,561.  Such redemptions amount to approximately 14.8% of the December 31, 2012 net asset value of the Partnership.