Form 10-K/A
period 2012-12-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2013-03-29
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory note

The sole purpose of this Amendment No. 1 to the Bridgeton Global Directional Fund, LP (the "Company") Annual Report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013 (the "Form 10-K"), is to correct the date on the Report of Independent Registered Public Accounting Firm of the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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
March 28, 2013

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