Form 10-Q
period 2013-03-31
BRIDGETON GLOBAL DIRECTIONAL FUND, LP
filed 2013-05-15
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2013 (Unaudited) and December 31, 2012
_______________

	March 31,	December 31,
ASSETS	2013	2012
Equity in Trading Accounts:
Due from brokers (including margin deposits of
$658,131 for 2013 and $781,836 for 2012)	$1,340,027	1,733,762
Net unrealized (losses) on open futures contracts	(129,808)	(182,929)
	1,210,219	1,550,833
Cash and cash equivalents	2,677,917	3,564,407
Due from General Partner	8,909	11,011
TOTAL ASSETS	$3,897,045	$5,126,251
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Redemptions payable	$80,835	$656,091
Other accrued expenses	37,452	48,182
Accrued management fees	20,422	26,916
TOTAL LIABILITIES	138,709	731,189
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (2,383.0389 and 2,881.6996 fully redeemable units at March 31, 2013 and
December 31, 2012, respectively)	1,845,680	2,197,738
Limited partners – Institutional Class – Series 1 (1,027.2286 and 1,023.4918
fully redeemable units at March 31, 2013 and
December 31, 2012, respectively)	1,000,525	974,083
Limited partners – Institutional Class – Series 2 (1,003.7914 and 1,374.2865
fully redeemable units at March 31, 2013 and
December 31, 2012, respectively)	910,580	1,221,733
General partner – Institutional Class – Series 3 (0.4655 and 0.4633 fully redeemable units at March 31, 2013 and
December 31, 2012, respectively)	1,551	1,508
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	3,758,336	4,395,062
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$3,897,045	$5,126,251

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
CONDENSED SCHEDULE OF INVESTMENTS
As of March 31, 2013 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners'
Contracts	Dates	Future Industry Sector	(Loss), Net	Capital*
		Commodities	$(18,815)	(0.501)%
		Currencies	(1,130)	(0.030)%
		Energy	61,996	1.650%
		Financials	52,314	1.392%
		Metals
75	6/19/13 - 3/19/14	London Aluminum	(337,514)	(8.980)%
19	6/19/13 - 6/18/14	London Copper	(189,163)	(5.033)%
		Other Metals	(55,346)	(1.473)%
		Stock indices	1,551	0.041%
		Total long futures contracts	(486,107)	(12.934)%

SHORT FUTURES CONTRACTS
	Range of		Unrealized	% of
No of	Expiration		Gain	Partners'
Contracts	Dates	Future Industry Sector	(Loss), Net	Capital*
		Commodities	$12,492	0.332%
		Currencies	(6,550)	(0.174)%
		Energy	(93,366)	(2.484)%
		Financials	(6,333)	(0.168)%
		Metals
82	6/19/13 - 6/18/14	London Aluminum	247,904	6.596%
		Other Metals	203,639	5.418%
		Stock indices	(1,487)	(0.040)%
		Total short futures contracts	356,299	9.480%
		Total futures contracts	$(129,808)	(3.454)%

*Except for London Copper and London Aluminum, no single contract’s value exceeds 5% of Partners’ Capital

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

*No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

	Three Months Ended
	March 31,
	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$440	$2,369

Expenses:
Brokerage commissions	40,352	132,002
Management fees	28,971	78,879
Professional fees	19,563	26,142
Accounting, administrative fees and other expenses	10,534	32,130
Total expenses	99,420	269,153
Net investment (loss)	(98,980)	(266,784)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures and
forward currency contracts:
Net realized gains on closed contracts	137,891	420,226
Change in net unrealized gains (losses) on open contracts	53,121	(474,841)
Net trading profits (losses)	191,012	(54,615)
NET INCOME (LOSS)	$92,032	$(321,399)

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$15.57	$(31.49)
Institutional Class – Series 1	$22.24	$(26.47)
Institutional Class – Series 2	$24.99	$(30.09)
Institutional Class – General Partner – Series 3	$76.04	$(91.53)

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2013
 (Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2013	2,881.6996	$2,197,738	1,023.4918	$974,083	1,374.2865	$1,221,733	0.4633	$1,508	$4,395,062
Additions	-	-	3.7368	3,629	-	-	0.0022	8	3,637
Redemptions	(498.6607)	(392,239)	-	-	(370.4951)	(340,156)	-	-	(732,395)
Net income	-	40,181	-	22,813	-	29,003	-	35	92,032
Balances at March 31, 2013	2,383.0389	$1,845,680	1,027.2286	$1,000,525	1,003.7914	$910,580	0.4655	$1,551	$3,758,336

				Net Asset Value Per Unit
					Institutional Class
							Series 3
				Investor Class	Series 1	Series 2	General Partner
January 1, 2013				$762.65	$951.73	$888.89	$3,254.91
March 31, 2013				$774.51	$974.00	$907.14	$3,331.90

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) (CONTINUED)
For the Three Months Ended March 31, 2012
 (Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2012	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792
Additions	93.1338	85,000	17.8215	19,814	47.8306	50,000	0.0038	14	154,828
Transfers	(66.7673)	(60,937)	-	-	58.2958	60,937	-	-	-
Redemptions	(4,692.8985)	(4,245,008)	(36.2204)	(40,240)	(616.4527)	(637,180)	-	-	(4,922,428)
Net (loss)	-	(209,698)	-	(29,022)	-	(82,638)	-	(41)	(321,399)
Balances at March 31, 2012	4,206.3222	$3,754,777	1,081.9630	$1,177,531	2,537.2975	$2,599,794	0.4542	$1,691	$7,533,793

				Net Asset Value Per Unit
					Institutional Class
							Series 3
				Investor Class	Series 1	Series 2	General Partner
January 1, 2012				$922.52	$1,115.07	$1,052.84	$3,814.39
March 31, 2012				$892.65	$1,088.33	$1,024.63	$3,723.03

See Notes to Financial Statements.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

1.              BASIS OF PRESENTATION

The interim financial statements of Bridgeton Global Directional Fund, LP (formerly RFMC Global Directional Fund, LP) (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
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

The Partnership’s financial statements are prepared in accordance with U.S. GAAP.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period.  Actual results could differ from these estimates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At March 31, 2013 and December 31, 2012, the Partnership had investments in money market mutual funds of $2,016,020 and $2,965,547, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2013 and December 31, 2012 consisted of cash on deposit with brokers of $1,340,027 and $1,733,762, respectively, including cash on deposit with a forward currency dealer of $0 and $417,416, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
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

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains on closed contracts” in the Statements of Income (Loss).

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
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (an annual rate of 5.00%). For the three months ended March 31, 2012, the General Partner was paid monthly brokerage commissions from the Investor Class interests at an annual rate of 6.00%. The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the three months ended March 31, 2013 and 2012, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 5.00% and 6.00%, respectively.

During the three months ended March 31, 2013 and 2012, Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.25% and 0.33% (3.00% and 4.00% per annum), respectively, of the net asset value of such interests as of the beginning of each month.

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other trading execution costs, including give-up charges and service fees. Actual trading commissions incurred by the Partnership and paid out of the General Partner's brokerage commission totaled $11,302 and $16,510 for the three months ended March 31, 2013 and 2012, respectively. Execution costs paid directly by the Partnership totaled $0 and $10 for the three months ended March 31, 2013 and 2012, respectively. Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended
	March 31,
	2013	2012

Investor Class	$25,000	$91,358
Institutional Class – Series 1	7,469	12,136
Institutional Class – Series 2	7,871	28,491
Institutional Class – General Partner – Series 3	12	17
Total	$40,352	$132,002

As of March 31, 2013 and December 31, 2012, $7,654 and $9,677, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three months ended March 31, 2013 and 2012, the General Partner earned no incentive allocations.

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

	For the Three Months Ended
	March 31,
	2013	2012

Investor Class	$5,494	$20,463
Institutional Class – Series 2	3,054	8,097
Total	$8,548	$28,560

As of March 31, 2013 and December 31, 2012, no management fees were due to the General Partner.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (Continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. Throughout the three months ended March 31, 2013 and 2012, no trading leverage was employed by the Advisor. The management fees earned by the Advisor were as follows:

	For the Three Months Ended
	March 31,
	2013	2012

Investor Class	$10,095	$30,177
Institutional Class – Series 1	5,019	6,017
Institutional Class – Series 2	5,301	14,116
Institutional Class – General Partner – Series 3	8	9
Total	$20,423	$50,319

As of March 31, 2013 and December 31, 2012, $20,423 and $26,916, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2013 and 2012.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J.	Income Taxes (Continued)

The Partnership files U.S. federal and state tax returns. The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net Realized Gains on Closed Contracts” in the Statements of Income (Loss) and  totaled $1,777 and $(27) for the three months ended March 31, 2013 and 2012, respectively.

N.	Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update N0. 2011-11 (“ASU 2011-11”), entitled Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial condition or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial condition. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 ("ASU 2013-01"), entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which highlights the scope of transactions that are subject to the disclosures about offsetting. The standard clarifies that ordinary trade receivables and payables are not in the scope of ASU 201l-l1, discussed above, but applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in Codification or subject to a master netting arrangement or similar agreement. The standard will enable users of financial statements to understand the effect that offsetting and related arrangements have on an entity's financial position. ASU 2013-01 is effective for annual reporting periods beginning on or after January l, 2013, and interim periods within those annual periods, with required disclosures, presented/retrospectively, for all comparative periods presented.

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
For the Three Months Ended March 31, 2013 and 2012
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers into or out of the fair value hierarchy levels.

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$641,685	$641,685	N/A	N/A
Money market mutual funds	2,016,020	2,016,020	N/A	N/A
Total investment assets	$2,657,705	$2,657,705

Liabilities
Futures contracts	$(771,493)	$(771,493)	N/A	N/A
Total investment liabilities	$(771,493)	$(771,493)

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts	$531,209	$531,209	N/A	N/A
Money market mutual funds	2,965,547	2,965,547	N/A	N/A
Total investment assets	$3,496,756	$3,496,756

Liabilities
Futures contracts	$(714,138)	$(714,138)	N/A	N/A
Total investment liabilities	$(714,138)	$(714,138)

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
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

The Partnership's derivative contracts  held at March 31, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership's brokers.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition.  Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized (losses) on open futures contracts.”

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of March 31, 2013
Futures Contracts	Assets	Liabilities	Net
Commodities	$24,801	$(31,124)	$(6,323)
Currencies	8,220	(15,900)	(7,680)
Energy	63,205	(94,575)	(31,370)
Financials	53,619	(7,638)	45,981
Metals	461,144	(591,624)	(130,480)
Stock indices	30,696	(30,632)	64
Total derivatives contracts	$641,685	$(771,493)	$(129,808)

	As of December 31, 2012
Futures Contracts	Assets	Liabilities	Net
Commodities	$16,030	$(23,993)	$(7,963)
Currencies	69,056	(26,181)	42,875
Energy	46,889	(48,928)	(2,039)
Financials	15,951	(15,689)	262
Metals	357,552	(582,776)	(225,224)
Stock indices	25,731	(16,571)	9,160
Total derivatives contracts	$531,209	$(714,138)	$(182,929)

The Partnership's derivative asset and liability balances as shown above before and after the effects of offsetting, are presented in the Statements of Financial Condition as net unrealized losses on open futures contracts of $(129,808) and $(182,929) at March 31, 2013 and December 31, 2012, respectively.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended March 31, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Positions
Commodities	$17,553	$1,640	$19,193	310
Currencies	98,153	(50,555)	47,598	202
Energy	53,243	(29,331)	23,912	196
Financials	(90,730)	45,719	(45,011)	580
Metals	(87,981)	94,744	6,763	202
Stock indices	147,653	(9,096)	138,557	574
Total gain from derivatives trading	$137,891	$53,121	$191,012	2,064

	For the Three Months Ended March 31, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Positions
Commodities	$(56,378)	$109,829	$53,451	530
Currencies	(61,293)	(23,599)	(84,892)	254
Energy	416,349	(30,401)	385,948	326
Financials	15,794	(106,036)	(90,242)	1,216
Metals	100,016	(407,324)	(307,308)	664
Stock indices	70,508	(3,877)	66,631	506
Total futures contracts	484,996	(461,408)	23,588	3,496

				Notional Value
				of Positions
				Closed
Forward currency contracts	(64,770)	(13,433)	(78,203)	$15,031,747

Total gain (loss) from derivatives trading	$420,226	$(474,841)	$(54,615)

The number of contracts closed for futures contracts represents the number of contract half-turns during the three months ended March 31, 2013 and 2012. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three months ended March 31, 2012.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of March 31, 2013 and December 31, 2012, the latest maturity dates for open contracts are June 2014 and March 2014, respectively.

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
_______________

6.              FINANCIAL HIGLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$762.65	$951.73	$888.99
Profit (loss) from operations
Net investment (loss)	(21.40)	(19.38)	(20.55)
Net trading profit	33.26	41.65	38.70
Net profit	11.86	22.27	18.15
Net Asset Value, end of the period	$774.51	$974.00	$907.14
Total Return(1)(3)	1.56%	2.34%	2.04%
Supplemental Data
Ratios to average net asset value
Expenses(2)	11.31%	8.03%	9.45%
Net investment (loss)(2)	(11.26)%	(7.98)%	(9.40)%

	Three Months Ended March 31, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$922.52	$1,115.07	$1,052.84
(Loss) from operations
Net investment (loss)	(26.32)	(22.78)	(24.23)
Net trading (loss)	(3.55)	(3.96)	(3.98)
Net (loss)	(29.87)	(26.74)	(28.21)
Net Asset Value, end of the period	$892.65	$1,088.33	$1,024.63
Total Return(1)(3)	(3.24)%	(2.40)%	(2.68)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	12.85%	8.40%	9.74%
Net investment (loss)(2)	(12.74)%	(8.31)%	(9.65)%

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

Summary of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the Partnership’s financial statements. The critical accounting estimates and related judgments underlying the Partnership’s financial statements are summarized below. In applying these policies, management makes judgments that frequently require estimates about matters that are inherently uncertain. The Partnership’s significant accounting policies are described in detail in Note 3 of the Notes to the Financial Statements.

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open contracts in the Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in-first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Income (Loss). Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

For the quarter ended March 31, 2013, the Partnership had total net trading gains comprised of $137,891 in net realized gains on closed contracts, $53,121 in change in net unrealized gains on open contracts and interest income of $440. For the same quarter in 2012, the Partnership had total net trading gains comprised of $420,226 in net realized gains on closed contracts, and $(474,841) in change in net unrealized (losses) on open contracts and interest income of $2,369.

In January 2013, the Partnership was profitable. The Partnership generated gains on its positions in gasoline, Japanese yen and global stock indices; the Partnership had losses in global interest rates, live cattle and aluminum. The Partnership recorded a net gain of $149,542. In February 2013, trading was unprofitable as the Partnership had losses in metals and Euro currency; the Partnership had gains in gold, wheat and live cattle. The Partnership recorded a net loss of $(47,684). In March 2013, trading was unprofitable. The Partnership had losses in energies and grains; the Partnership had offsetting gains in global interest rates and equity indices. The Partnership recorded a net loss of $(9,826).

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

For the quarter ended March 31, 2013, the Partnership had expenses comprised of $40,352 in brokerage commissions (including clearing and exchange fees), $28,971 in management fees, $19,563 in professional fees, and $10,534 in accounting, administrative fees and other expenses. For the same quarter ended March 31, 2012, the Partnership had expenses comprised of $132,002 in brokerage commissions (including clearing and exchange fees), $78,879 in management fees, $26,142 in professional fees, and $32,130 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net gain of $92,032 for the quarter ended March 31, 2013 compared to a net loss of $(321,399) for the same quarter in 2012.

At March 31, 2013, the net asset value of the Partnership was $3,758,336, compared to its net asset value of $4,395,062 at December 31, 2012.

During the quarter ended March 31, 2013, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material. In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single financial institution, rather than a group of institutions; thus, there may be a greater counterparty risk. The Advisor trades for the Partnership only with counterparties which it believes to be credit worthy.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2013 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2013, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2013, 4,414.5244 Partnership Units were held by 111 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2013 through March 31, 2013, a total of 3.7390 Partnership Units were subscribed for the aggregate subscription amount of $3,637. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2013	$1,155
February 2013	$1,227
March 2013	$1,255

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

BRIDGETON GLOBAL DIRECTIONAL FUND, LP

Date: May 15, 2013	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer