Form 10-Q
period 2013-09-30
Endeavor Emerging Opportunities Fund, LP
filed 2013-11-14
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ TO___

Commission File No. 000-53118

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2013 (Unaudited) and December 31, 2012
_______________

	September 30,	December 31,
ASSETS	2013	2012
Equity in Trading Accounts:
Due from brokers (including margin deposits of
$140,332 for 2013 and $781,836 for 2012)	$798,316	1,733,762
Net unrealized (losses) on open futures contracts	(140,478)	(182,929)
	657,838	1,550,833
Cash and cash equivalents	1,979,743	3,564,407
Due from General Partner	3,394	11,011
TOTAL ASSETS	$2,640,975	$5,126,251
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Redemptions payable	$19,511	$656,091
Other accrued expenses	26,623	48,182
Accrued management fees	13,873	26,916
TOTAL LIABILITIES	60,007	731,189
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (2,201.8485 and 2,881.6996 fully redeemable units at September 30, 2013 and
December 31, 2012, respectively)	1,427,741	2,197,738
Limited partners – Institutional Class – Series 1 (964.1851 and 1,023.4918
fully redeemable units at September 30, 2013 and
December 31, 2012, respectively)	798,638	974,083
Limited partners – Institutional Class – Series 2 (460.6535 and 1,374.2865
fully redeemable units at September 30, 2013 and
December 31, 2012, respectively)	353,257	1,221,733
General partner – Institutional Class – Series 3 (0.4701 and 0.4633 fully redeemable units at September 30, 2013 and
December 31, 2012, respectively)	1,332	1,508
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	2,580,968	4,395,062
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$2,640,975	$5,126,251

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of September 30, 2013 (Unaudited)
_______________

LONG FUTURES CONTRACTS
		Unrealized	% of
		Gain	Partners’
	Futures Industry Sector	(Loss), Net	Capital*
	Metals	$(173,232)	(6.712)%
	Total long futures contracts	$(173,232)	(6.712)%

SHORT FUTURES CONTRACTS
		Unrealized	% of
		Gain	Partners’
	Futures Industry Sector	(Loss), Net	Capital*
	Metals	$32,754	1.269%
	Total short futures contracts	$32,754	1.269%
	Total futures contracts	$(140,478)	(5.443)%

*No single contract’s value exceeds 5% of Partners’ Capital.

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
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

*No single contract’s value exceeds 5% of Partners’ Capital.

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$-	$1,125	$480	$4,930

Expenses:
Brokerage commissions	29,216	60,066	105,462	280,463
Management fees	19,330	43,124	72,791	173,105
Professional fees	34,643	42,315	91,506	110,556
Accounting, administrative fees and other expenses	10,382	7,995	31,148	57,051
Total expenses	93,571	153,500	300,907	621,175
Net investment (loss)	(93,571)	(152,375)	(300,427)	(616,245)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures and
forward currency contracts:
Net realized gains (losses) on closed contracts	116,762	(595,064)	(181,726)	(638,028)
Change in net unrealized gains (losses) on open contracts	(306,310)	707,408	42,451	566,285
Net trading profits (losses)	(189,548)	112,344	(139,275)	(71,743)
NET (LOSS)	$(283,119)	$(40,031)	$(439,702)	$(687,988)

NET (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(70.25)	$(7.97)	$(103.36)	$(85.90)
Institutional Class – Series 1	$(82.49)	$(2.97)	$(117.66)	$(78.54)
Institutional Class – Series 2	$(81.10)	$(5.04)	$(85.21)	$(85.30)
Institutional Class – General Partner – Series 3	$(281.36)	$(10.31)	$(424.04)	$(270.97)

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2013
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2013	2,881.6996	$2,197,738	1,023.4918	$974,083	1,374.2865	$1,221,733	0.4633	$1,508	$4,395,062
Additions	-	-	10.7858	10,128	-	-	0.0068	22	10,150
Redemptions	(679.8511)	(523,670)	(70.0925)	(69,023)	(913.6330)	(791,849)	-	-	(1,384,542)
Net (loss)	-	(246,327)	-	(116,550)	-	(76,627)	-	(198)	(439,702)
Balances at September 30, 2013	2,201.8485	$1,427,741	964.1851	$798,638	460.6535	$353,257	0.4701	$1,332	$2,580,968

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
January 1, 2013	$762.65	$951.73	$888.99	$3,254.91
September 30, 2013	$648.43	$828.30	$766.86	$2,833.44

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
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

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

1.              BASIS OF PRESENTATION

The interim financial statements of Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Directional Fund, LP) (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

2.              PARTNERSHIP ORGANIZATION (CONTINUED)

The General Partner selected Welton Investment Corporation ("WIC") as the Partnership’s trading advisor from commencement of operations until September 30, 2013, with all of the Partnership’s assets initially being traded pursuant to WIC’s Global Directional Portfolio, which follows a proprietary quantitative trading strategy. On September 25, 2013, the General Partner notified WIC of its decision to terminate WIC as the Partnership's trading advisor effective as of September 30, 2013. The General Partner, on behalf of the Partnership, subsequently entered into a trading advisory agreement with M6 Capital Management, LLC and Stenger Capital Management, LLC to serve as the Partnerships' trading advisors after September 30, 2013. The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

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

B.         Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurements and Disclosures.  At September 30, 2013 and December 31, 2012, the Partnership had investments in money market mutual funds of $1,516,515 and $2,965,547, respectively.  Interest received on cash deposits and dividends received from money market mutual funds are included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at September 30, 2013 and December 31, 2012 consisted of cash on deposit with brokers of $798,316 and $1,733,762, respectively, including cash on deposit with a forward currency dealer of $0 and $417,416, respectively.  The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
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

Gains or losses are realized when contracts are liquidated, on a first-in-first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

Investor Class interests pay the General Partner a monthly flat-rate brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (an annual rate of 5.00%). For the three and nine months ended September 30, 2013, the General Partner was paid monthly brokerage commissions from the Investor Class interests at an annual rate of 5.00%. For the three and nine months ended September 30, 2012, the Investor Class interests paid the General Partner brokerage commissions at an annual rate of 6% through June 30, 2012, and at an annual rate of 5% beginning July 1, 2012. The General Partner will pay from this amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner pays less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests will be reduced accordingly. A separate series of Investor Class interests will be established for differing brokerage commission rates charged. During the three and nine months ended September 30, 2013, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 5.00%.  During the three and nine months ended September 30, 2012, all Investor Class interests were charged a flat rate brokerage commission equal to the annual rate of 6.00% through June 30, 2012 and 5.00% thereafter.

Prior to July 1, 2012, the Institutional Class interests paid the General Partner a monthly flat-rate commission equal to 4.00% per annum. During the three and nine months ended September 30, 2013 and the three months ended September 30, 2012, Institutional Class interests pay the General Partner a monthly flat-rate brokerage commission of 0.25% (3.00% per annum) of the net asset value of such interests as of the beginning of each month.

In addition to any applicable selling agent fees, the General Partner will also pay from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership will pay all other trading execution costs, including give-up charges and service fees. Actual trading commissions incurred by the Partnership and paid out of the General Partner's brokerage commission totaled $8,836 and $29,297 for the three and nine months ended September 30, 2013, respectively and $12,070 and $44,912 for the three and nine months ended September 30, 2012, respectively. There were no other execution costs paid directly by the Partnership for the three and nine months ended September 30, 2013 and other execution costs totaled $5 and $21 for the three and nine months ended September 30, 2012, respectively. Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investor Class	$19,334	$34,659	$66,627	$177,904
Institutional Class – Series 1	6,349	8,385	20,918	32,059
Institutional Class – Series 2	3,522	17,009	17,882	70,453
Institutional Class – General Partner – Series 3	11	13	35	47
Total	$29,216	$60,066	$105,462	$280,463

As of September 30, 2013 and December 31, 2012, $3,394 and $9,677, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
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

The General Partner is entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any.  The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation).  In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. For the three and nine months ended September 30, 2013 and 2012, the General Partner earned no incentive allocations.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investor Class	$4,029	$6,820	$14,137	$36,825
Institutional Class – Series 2	1,428	5,521	6,758	20,117
Total	$5,457	$12,341	$20,895	$56,942

As of September 30, 2013 and December 31, 2012, no management fees were due to the General Partner.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees (Continued)

In addition to the management fee paid to the General Partner, the Advisor also assesses each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. Throughout the three and nine months ended September 30, 2013 and 2012, no trading leverage was employed by the Advisor. The management fees earned by the Advisor were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Investor Class	$7,493	$13,858	$26,314	$61,113
Institutional Class – Series 1	4,099	5,586	13,753	17,286
Institutional Class – Series 2	2,274	11,331	11,807	37,739
Institutional Class – General Partner – Series 3	7	8	22	25
Total	$13,873	$30,783	$51,896	$116,163

As of September 30, 2013 and December 31, 2012, $13,873 and $26,916, respectively, was due to the Advisor for management fees.

I.	Administrative Expenses

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

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and nine months ended September 30, 2013 and 2012.

The Partnership files U.S. federal and state tax returns. The 2010 through 2012 tax years generally remain subject to examination by U.S. federal and most state authorities.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.	Subscriptions

Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.  Partners’ contributions received in advance for subscriptions, if any, are reported as “Prepaid subscriptions” in the Statements of Financial Condition.

L.	Redemptions

Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.

M.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss) and totaled $(298) and $431 for the three and nine months ended September 30, 2013, respectively, and $(151) and $326 for the three and nine months ended September 30, 2012, respectively.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers into or out of the fair value hierarchy levels.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts(1)	$271,888	$271,888	N/A	N/A
Money market mutual funds	1,516,515	1,516,515	N/A	N/A
Total investment assets	$1,788,403	$1,788,403

Liabilities
Futures contracts(1)	$(412,366)	$(412,366)	N/A	N/A
Total investment liabilities	$(412,366)	$(412,366)

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Futures contracts(1)	$531,209	$531,209	N/A	N/A
Money market mutual funds	2,965,547	2,965,547	N/A	N/A
Total investment assets	$3,496,756	$3,496,756

Liabilities
Futures contracts(1)	$(714,138)	$(714,138)	N/A	N/A
Total investment liabilities	$(714,138)	$(714,138)

(1) See Note 5 for the fair value by type of contract within this category.

5.	DERIVATIVE INSTRUMENTS

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

The Partnership’s derivative contracts held at September 30, 2013 and December 31, 2012 are subject to master netting agreements with the Partnership’s brokers.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

The fair value of the Partnership’s derivative contracts is presented below on a gross basis as an asset if in a gain position and a liability if in a loss position.

	As of September 30, 2013
	Assets	Liabilities	Net
Future Contracts
Metals	$271,888	$(412,366)	$(140,478)
Total derivatives contracts	$271,888	$(412,366)	$(140,478)

	As of December 31, 2012
	Assets	Liabilities	Net
Future Contracts
Commodities	$16,030	$(23,993)	$(7,963)
Currencies	69,056	(26,181)	42,875
Energy	46,889	(48,928)	(2,039)
Financials	15,951	(15,689)	262
Metals	357,552	(582,776)	(225,224)
Stock indices	25,731	(16,571)	9,160
Total derivatives contracts	$531,209	$(714,138)	$(182,929)

At September 30, 2013, the Partnership had derivative assets of $271,888 and offsetting liabilities of $(412,366) with Newedge USA, LLC.  The Partnership's derivative asset and liability balances, as shown above before and after the effects of offsetting, are presented in the Statement of Financial Condition as net unrealized (losses) on open contracts of $(140,478).  At December 31, 2012, the Partnership had derivative assets of $477,587 and offsetting liabilities of $(655,360) with Newedge USA, LLC, and derivative assets of $53,622 offsetting liabilities of $(58,778) with ADM Investor Services, Inc. Such derivative assets and liabilities, net of offsets, are presented at December 31, 2012 as net unrealized (losses) on open contracts of $(182,929). The Partnership had cash margin balances on deposit with Newedge USA, LLC and ADM Investor Services, Inc. in excess of  its liabilities with each respective counterparty at September 30, 2013 and December 31, 2012.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership’s trading results and information related to volume of the Partnership’s derivatives activity by market sector were as follows:

	For the Three Months Ended September 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$22,295	$(22,566)	$(271)	292
Currencies	(62,247)	(2,708)	(64,955)	92
Energy	20,351	(45,873)	(25,522)	334
Financials	(36,938)	(37,917)	(74,855)	608
Metals	105,033	(224,898)	(119,865)	138
Stock indices	68,268	27,652	95,920	388
Total gain (loss) from derivatives trading	$116,762	$(306,310)	$(189,548)	1,852

	For the Nine Months Ended September 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$17,121	$7,963	$25,084	842
Currencies	(51,240)	(42,875)	(94,115)	400
Energy	(90,027)	2,039	(87,988)	784
Financials	(163,586)	(262)	(163,848)	1,796
Metals	(62,808)	84,746	21,938	508
Stock indices	168,814	(9,160)	159,654	1,400
Total gain (loss) from derivatives trading	$(181,726)	$42,451	$(139,275)	5,730

	For the Three Months Ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$71,713	$(52,196)	$19,517	380
Currencies	(13,528)	23,583	10,055	172
Energy	(37,796)	82,489	44,693	210
Financials	(48,880)	28,478	(20,402)	546
Metals	(598,261)	558,173	(40,088)	322
Stock indices	94,897	(37,455)	57,442	614
Total futures contracts	(531,855)	603,072	71,217	2,244

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(63,209)	104,336	41,127	$9,938,702

Total gain (loss) from derivatives trading	$(595,064)	$707,408	$112,344

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

5.                 DERIVATIVE INSTRUMENTS (CONTINUED)

	For the Nine Months Ended September 30, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$136,853	$25,165	$162,018	1,432
Currencies	(138,381)	(13,808)	(152,189)	598
Energy	377,826	(62,365)	315,461	812
Financials	138,534	(97,151)	41,383	2,496
Metals	(948,684)	686,559	(262,125)	1,354
Stock indices	34,192	(48,456)	(14,264)	1,812
Total futures contracts	(399,660)	489,944	90,284	8,504

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(238,368)	76,341	(162,027)	$38,026,303

Total (loss) from derivatives trading	$(638,028)	$566,285	$(71,743)

The number of contracts closed for futures contracts represents the number of contract half-turns during the three and nine months ended September 30, 2013 and 2012. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the three and nine months ended September 30, 2012.

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

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are recorded at fair value with the resulting unrealized gains (losses) reported in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss).  Open contracts generally mature within 90 days; as of September 30, 2013 and December 31, 2012, the latest maturity dates for open contracts are September 2014 and March 2014, respectively.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

5.                DERIVATIVE INSTRUMENTS (CONTINUED)

C.	Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. The purchase and sale of futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited with such brokers (“counterparties"). The Partnership’s counterparties with respect to the trading of futures contracts are major brokerage firms and banks located in the United States, or their foreign affiliates. Credit risk due to counterparty nonperformance associated with futures contracts is reflected in the cash on deposit with brokers and forward currency dealer and the unrealized gains on open contracts held by such counterparties, if any, included in Note 5. The Partnership also trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2013 and 2012.  The information has been derived from information presented in the financial statements.

	Three Months Ended September 30, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$718.64	$910.80	$845.98
(Loss) from operations
Net investment (loss)	(24.72)	(24.73)	(25.21)
Net trading (loss)	(45.49)	(57.77)	(53.91)
Net (loss)	(70.21)	(82.50)	(79.12)
Net Asset Value, end of the period	$648.43	$828.30	$766.86
Total Return(1)(3)	(9.77)%	(9.06)%	(9.35)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	14.57%	11.42%	13.12%
Net investment (loss)(2)	(14.57)%	(11.42)%	(13.12)%

	Nine Months Ended September 30, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$762.65	$951.73	$888.99
(Loss) from operations
Net investment (loss)	(71.22)	(68.55)	(69.70)
Net trading (loss)	(43.00)	(54.88)	(52.43)
Net (loss)	(114.22)	(123.43)	(122.13)
Net Asset Value, end of the period	$648.43	$828.30	$766.86
Total Return(1)(3)	(14.98)%	(12.97)%	(13.74)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	13.01%	9.90%	11.16%
Net investment (loss)(2)	(12.99)%	(9.89)%	(11.13)%

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS (CONTINUED)

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

	Nine Months Ended September 30, 2013
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

* * * * *

7.              SUBSEQUENT EVENTS

Effective October 28, 2013, the Partnership changed its name to Endeavor Emerging Opportunities Fund, LP (from Bridgeton Global Directional Fund, LP).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Direction Fund, LP) (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. From inception to September 30, 2013, Welton Investment Corporation (“WIC”)  was the Partnership’s sole trading advisor.  Effective October 1, 2013, the General Partner terminated WIC and decided to broaden its investment mandate by allocating to multiple trading advisors instead of a single trading advisor. As of October 1, 2013, the Partnership’s assets are currently allocated to two trading advisors: Stenger Capital Management, LLC. and M6 Capital Management, LLC (“the Advisors”).

The success of the Partnership is dependent upon the ability of the Advisors  to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisors, the amount of additions and redemptions and changes in interest rates. Although extensive leverage is available in futures markets, the General Partner will monitor the Advisors’ trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. Currently, the leverage that the Advisors will employ on behalf of the Partnership is 1.0, (such amount is referred to herein as the “Trading Level”). In general, margin commitments for the Partnership will range between 15% and 20% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

The markets in which the Commodity Interests trade are constantly changing in character and in degree of volatility. The Partnership’s assets currently are allocated to Stenger Capital Management’s  Diversified Program and M6 Capital Management’s Standard Program, which are  proprietary discretionary trading strategies, and will be traded at a leverage ratio of 1.0. The General Partner, in the future, may allocate the Partnership’s assets to other trading strategies and investment programs.

The Partnership will pay actual brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6.00 - $23.00 per “round-turn” domestic futures transaction, inclusive of all fees. Prior to November 1, 2013, the Partnership paid to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.416% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 5.0% annual rate) for the Investor Class. Prior to July 1, 2012, Investor Class interests had paid brokerage commissions at an annual rate of 6.0%. The General Partner will pay from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests will pay the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (3.0% annual rate). Prior to July 1, 2012, Institutional Class interests had paid brokerage commissions at an annual rate of 4.0%. In addition to payments to properly registered selling agents, the General Partner pays from this amount all commission charges and fees with respect to the Partner’s trading in Commodity Interests. The flat-rate monthly commission is common among programs such as the Partnership.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

For the quarter ended September 30, 2013, the Partnership had total net trading (losses) comprised of $116,762 in net realized gains on closed contracts, $(306,310) in change in net unrealized (losses) on open contracts and interest income of $0. For the same quarter in 2012, the Partnership had total net trading gains comprised of $(595,064) in net realized (losses) on closed contracts, $707,408 in change in net unrealized gains on open contracts and interest income of $1,125.

In July 2013, the Partnership had a net loss of $(129,542).  The Partnership had unprofitable positions in heating oil, the Swedish krona, and European Bund; the Partnership had some offsetting gains in crude oil and both domestic and euro stock indices.  In August 2013, the Partnership had a net loss of $(72,304).  The Partnership’s positions in copper, heating oil and silver experienced losses; the Partnership had some offsetting gains in crude oil, RBOB gasoline and soybean meal.  In September 2013, the Partnership had a net loss of $(81,273).  The Partnership saw losses in RBOB gasoline, crude oil and gold; the Partnership experienced gains in foreign stock indices and lean hogs.

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

For the quarter ended September 30, 2013, the Partnership had expenses comprised of $29,216 in brokerage commissions (including clearing and exchange fees), $19,330 in management fees, $34,643 in professional fees, and $10,382 in accounting, administrative fees and other expenses. For the same quarter ended September 30, 2012, the Partnership had expenses comprised of $60,066 in brokerage commissions (including clearing and exchange fees), $43,124 in management fees, $42,315 in professional fees, and $7,995 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income (loss), and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(283,119) for the quarter ended September 30, 2013 compared to a net loss of $(40,031) for the same quarter in 2012.

At September 30, 2013, the net asset value of the Partnership was $2,580,968, compared to its net asset value of $4,395,062 at December 31, 2012.

During the quarter ended September 30, 2013, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material. In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single financial institution, rather than a group of institutions; thus, there may be a greater counterparty risk. The Advisor trades for the Partnership only with counterparties which it believes to be credit worthy.

Comparison of the Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, the Partnership had total net trading (losses) comprised of $(181,726) in net realized (losses) on closed contracts, $42,451 in change in net unrealized gains on open contracts and interest income of $480. For the nine months ended September 30, 2012, the Partnership had total net trading (losses) comprised of $(638,028) in net realized (losses) on closed contracts, $566,285 in change in net unrealized gains on open contracts and interest income of $4,930.

In January 2013, the Partnership was profitable. The Partnership generated gains on its positions in gasoline, Japanese yen and global stock indices; the Partnership had losses in global interest rates, live cattle and aluminum. The Partnership recorded a net gain of $149,542. In February 2013, trading was unprofitable as the Partnership had losses in metals and Euro currency; the Partnership had gains in gold, wheat and live cattle. The Partnership recorded a net loss of $(47,684). In March 2013, trading was unprofitable. The Partnership had losses in energies and grains; the Partnership had offsetting gains in global interest rates and equity indices. The Partnership recorded a net loss of $(9,826). In April 2013, the Partnership had a net gain of $36,052. The Partnership had profitable positions in European fixed income products, gold and the Nikkei Index; the Partnership had offsetting losses in crude oil, RBOB gasoline. In May 2013, the Partnership had a net loss of $(209,798). The Partnership’s positions in European fixed income products and copper provided losses; the Partnership experienced some gains in gold, soybean meal and nickel. In June 2013, the Partnership had a net loss of $(74,869). The Partnership saw losses in the Hang Seng Index, cotton and the S&P Canada 60 Index; the Partnership experienced gains in gold, copper and nickel.  In July 2013, the Partnership had a net loss of $(129,542).  The Partnership had unprofitable positions in heating oil, the Swedish krona, and European Bund; the Partnership had some offsetting gains in crude oil and both domestic and euro stock indices.  In August 2013, the Partnership had a net loss of $(72,304).  The Partnership’s positions in copper, heating oil and silver experienced losses; the Partnership had some offsetting gains in crude oil, RBOB gasoline and soybean meal.  In September 2013, the Partnership had a net loss of $(81,273).  The Partnership saw losses in RBOB gasoline, crude oil and gold; the Partnership experienced gains in foreign stock indices and lean hogs.

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

For the nine months ended September 30, 2013, the Partnership had expenses comprised of $105,462 in brokerage commissions (including clearing and exchange fees), $72,791 in management fees, $91,506 in professional fees, and $31,148 in accounting, administrative fees and other expenses.  For the nine months ended September 30, 2012, the Partnership had expenses comprised of $280,463 in brokerage commissions (including clearing and exchange fees), $173,105 in management fees, $110,556 in professional fees, and $57,051 in accounting, administrative fees and other expenses.  Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded net loss of $(439,702) for the nine months ended September 30, 2013 compared to a net loss of $(687,988) for the same nine month period in 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of September 30, 2013 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the third quarter of 2013, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of September 30, 2013, 3,627.1572 Partnership Units were held by 91 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2013 through September 30, 2013, a total of 10.7926 Partnership Units were subscribed for the aggregate subscription amount of $10,150. The monthly subscriptions of these Partnership Units are as follows:

Date of Subscription	Amount of Subscriptions
January 2013	$1,155
February 2013	$1,227
March 2013	$1,255
April 2013	$1,036
May 2013	$1,298
June 2013	$1,226
July 2013	$954
August 2013	$983
September 2013	$1,016

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
3.1	Certificate of Amendment to Certificate of Limited Partnership of Bridgeton Global Directional Fund, LP (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on October 31, 2013).
3.2	The Second Amended and Restated Limited Partnership Agreement of Bridgeton Global Directional Fund, LP (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on October 31, 2013).
31.1	Rule 13a - 14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
EX-101.INS	XBRL Instance Document
EX101.SCH	XBRL Taxonomy Extension Schema
EX101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX101.LAB	XBRL Taxonomy Extension Label Linkbase
EX101.PRE	XBRL Taxonomy Extension Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP

November 14, 2013	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer