Form 10-K
period 2013-12-31
Endeavor Emerging Opportunities Fund, LP
filed 2014-03-31
CIK 1409834

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 000-53118

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
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
Yes ☐ No ☒

The Partnership's limited partnership interests are not traded on any market and, accordingly, do not have an aggregate market value.  As of January 31, 2014 the net asset value of the limited partnership interests of the registrant held by non-affiliates of the registrant was approximately $1,823,000.

PART I
ITEM 1. Business.

Summary

Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Directional Fund, LP) (the “Partnership”), is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests.  A representative list of the types of markets that may be traded is set forth on page six. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership.  From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane.  Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership.  The Partnership’s current address is 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034, the telephone number for the Partnership and the General Partner is (610) 366-3922, the facsimile number is (610) 366-3990, their e-mail address is info@bridgetonfunds.com and the General Partner's website is www.bridgetonfunds.com.

The General Partner has been registered with the Commodity Futures Trading Commission (“CFTC”) pursuant to the Commodity Exchange Act (“CEA”) as a Commodity Pool Operator (“CPO”) since January 11, 2011 and has been a member of the National Futures Association (“NFA”) since January 11, 2011. From commencement until September 30, 2013, the General Partner had selected Welton Investment Corporation ("WIC") as the Partnership's trading advisor. WIC has been registered with the CFTC as a CTA and CPO since January 4, 1989. WIC is a member of the NFA in such capacities since January 4, 1989. On September 25, 2013, the General Partner notified WIC of its decision to terminate WIC as the Partnership's trading advisor effective as of September 30, 2013. In September 2013, the General Partner decided to broaden its investment mandate by allocating to multiple trading advisors instead of a single trading advisor. Effective October 2013, the Partnership has retained 3D Capital Management, LLC (“3D”), Stenger Capital Management, LLC (“Stenger”), Protec Energy Partners, LLC (“Protec”), Goldman Management, Inc. (“Goldman”), M6 Capital Management, LLC (“M6”), and Principle Capital Management, LLC (“Principle”) as trading advisors for the Partnership.  Effective September 25, 2013, the Partnership has active trading advisor agreements with M6 and Stenger (collectively the “Advisors”). M6’s main business address is 9047 Poplar Avenue, Suite 109, Germantown, Tennessee 38138 and its telephone number is (901)766-4544. M6 became registered with the CFTC as a CTA on May 20, 2005, and is a member in good standing with the NFA, a self regulatory organization. Stenger’s address is 11101 W.120th Ave. Suite 250, Broomfield, Colorado 80021 and its telephone number is (303)353-1410. Stenger registered as a CTA with CFTC, became a Member of the NFA on October 19, 2009, and has been registered as a CPO since July 25, 2013.  All trading decisions regarding the Partnership are made by the Advisors. See “The Advisors.”

Since the Partnership’s inception through September 30, 2013, the General Partner allocated the Partnership’s capital entirely to WIC’s Global Directional Portfolio.  Effective October 1, 2013, the Partnership allocated its trading assets to the Advisors: approximately 33% to M6 and 67% to Stenger. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. These firms offer what the General Partner believes to be unique approaches that complement each other. Stenger operates the Diversified Trading Program and M6 operates the Standard Program. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

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

In accordance with the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the Partnership offers limited partnership interests in private offering pursuant to Regulation D as adopted under section 4(2) of the Securities Act of 1933, as amended. The Partnership will offer the units up to an aggregate of $100,000,000, subject to increase by the General Partner in increments of $10,000,000 after notice to the limited partners of the Partnership. The Partnership offers two classes of limited partnership interests, the Institutional Class and the Investor Class. What class of interests an investor is permitted to purchase will depend upon the nature of the investor (e.g., whether the investor is an institutional investor or an individual investor) and whether a sales agent will receive a commission with respect to such investor. Effective November 2013, the Partnership will pay actual brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6.00 - $23.00 per “round-turn” domestic futures transaction, inclusive of all fees. Prior to November 2013, the Investor Class interests were charged a 5.00% annual brokerage fee (6.00% from October 1, 2011 through June 30, 2012) and the Institutional Class was charged a 3.00% annual brokerage fee (4.00% through June 30, 2012). In addition, the classes may be comprised of different series. If the General Partner establishes with respect to a limited partner a fee arrangement whereby the commission charges, General Partner management fee or incentive allocation to the General Partner is different from the general Investor Class or Institutional Class (or any series that has previously been established under the Investor Class or Institutional Class), a new series will be established under the relevant class to reflect such fee arrangement. The General Partner may establish different series in its discretion with higher or lower fees than those described herein to reflect different fee arrangements the General Partner may wish to establish for an investor (or group of investors) for marketing purposes. All limited partnership interests, regardless of series or class, will share on a pro rata basis in the Partnership's holdings and trading results and will have the same redemption and consent rights and are subject to the same minimum investment amounts.

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

The General Partner is responsible for the selection of commodity trading advisors for the Partnership. The General Partner has currently selected M6’s Standard Program and Stenger’s Diversified Trading Program.  See “Trading Programs.” The General Partner, in the future, may allocate the Partnership's assets to other trading programs. In addition, the General Partner may introduce the Partnership's trades to the Partnership's commodity brokers. Under the terms of the Limited Partnership Agreement, the General Partner will maintain a general partner contribution of $1,000 to the Partnership.  The individual principals of the General Partner are Stephen J. Roseme and Jeffrey Brian Mokychic.  The trading principal is Mr. Roseme.  See ITEM 10 "Directors and Executive Officers."

Trading of Futures, Options on Futures, and Forward Currency Contracts

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

               The Partnership may trade options (both puts and calls) on commodity futures contracts on exchanges where the CFTC has authorized such trading. An option’s value depends largely upon the likelihood of favorable price movements in the underlying futures contract in relation to the exercise (or strike) price during the life of the option. Therefore, many of the risks applicable to trading the underlying futures contract are also applicable to options trading. However, there are a number of other risks associated solely with the trading of options. The purchaser of an option runs the risk of losing his entire investment (i.e., the premium paid). Similarly, the “uncovered writer” of an option risks potentially unlimited loss due to an adverse price movement in the underlying futures position. Spread positions using options involve the same risks as the purchase and writing of options. In the event the Partnership were to write uncovered options as one part of a spread position and the options were exercised by the purchasing party, the Partnership would be required to purchase or deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity for offsetting positions for any particular option.

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

The General Partner believes that two important considerations in evaluating an investment opportunity are whether the investment has a sound underlying economic foundation for its expected return and whether the approach employed by the investment's manager has the capability to realize that return. The General Partner's approach to investment in futures is designed to achieve consistent profits over the long term. The key to the General Partner’s investment approach is diversification among trading methods and among markets, which is intended to reduce the variability of returns while maintaining the ability to capitalize on profitable trends.

Prior to October 2013, the General Partner allocated all of the Partnership's capital to WIC's Global Directional Portfolio. Effective October 2013, the General Partner allocates the Partnership’s capital to investment programs of the Advisors, which use a mix of trading strategies that (i) have demonstrated the ability to achieve long-term trading success and (ii) enhance the diversification characteristics of the account. The General Partner measures the success of an investment program by its trading and research results and experience.

The General Partner believes that an account should be considered a long-term investment in order to afford the different trading strategies and investment programs time to operate under a variety of different market conditions. Consequently, the General Partner may choose not to reallocate capital from or terminate an investment program or trading strategy even if that investment program or trading strategy has had an unprofitable period of significant duration. As the performance of the investment programs and trading strategies vary, the percentage of the Partnership’s capital under the management of each may vary also. Therefore, it is unlikely that the current capital allocations will in fact be the actual allocations at any time during the Partnership’s operations. When capital is withdrawn from the Partnership, the capital under each Advisor's management will be as determined by the General Partner. If an Advisor uses more than one trading strategy to trade for the Partnership, the capital under each trading strategy will be reduced in amounts determined by the Advisor, in consultation with the General Partner.

Extensive leverage is available in futures markets. The General Partner will monitor each Advisor’s trading so that leverage remains within levels acceptable to the General Partner, in its sole discretion. In general, the General Partner anticipates that margin commitments for the Partnership will range between 15% and 40% of capital. Margin commitments represent that portion of the capital of the Partnership which is committed as margin for futures contracts. Margins are good faith deposits which must be made with a commodity broker in order to initiate or maintain an open position in a futures contract.

Neither the Partnership nor the General Partner has any employees.  Fund administration, calculation of the net asset value and management information systems are provided by NAV Consulting, Inc., and marketing and client services are provided by Bridgeton Global Investors, Inc., an affiliate of the General Partner.

The Advisors

WIC
Prior to October 1, 2013, WIC was the Partnership's sole trading advisor. WIC is not affiliated with the General Partner except as described in "Conflicts of Interest." WIC makes trading decisions pursuant to its proprietary quantitative trading strategy known as Global Directional Portfolio.

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

M6
M6 is a Tennessee Limited Liability Company.  The objective of M6’s Standard Program is to achieve appreciation of its clients’ assets under management through speculative trading in commodity interest contracts, while taking reasonable steps to protect capital relative to the rates of return sought. M6’s trading focuses on agricultural commodities only.

Stenger
Stenger is a Wyoming Limited Liability Company formed under the laws of the State of Wyoming on October 6, 2009. Stenger's primary business is to provide capital appreciation high net worth client accounts by managing their accounts pursuant to Stenger's trading program. Through its trading program, Stenger engages in a program of trading futures and options on futures on the Chicago Mercantile Exchange. Given that speculative trading in commodity interests presents the risk of substantial losses, only persons with high incomes and the ability to absorb such losses should consider participating in this trading program.

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

The investment programs and trading strategies which the General Partner has selected to trade the Partnership’s assets are described below, and from time to time may be changed or refined. Additional trading programs may be developed by the Advisors or other trading advisors who may be employed in trading the assets of the Partnership.

Each trading system employed by the Advisors will attempt to detect trends in price movements for futures, option, forward and spot contracts. All successful speculative commodity trading depends upon establishing a position and then maintaining that position while the market moves in favor of the trader. Technical trading systems seek to establish such positions and to exit the market and establish reverse positions, or both, when the favorable trend either reverses or does not materialize. No such system will be successful if the market is moving in an erratic and non-trending manner or if the market moves in the direction opposite to that predicted by the system. Because of the nature of commodity markets, prices frequently appear to be trending when the market is, in fact, without a trend. In addition, a trading system may identify markets as trending favorably to a particular position in the market even though actual market performance thereafter is the reverse of the trend identified.

The investment programs and trading strategies to be followed by the Advisors do not assure the success of the Partnership. Investment decisions made in accordance with these programs and strategies will be based on an assessment of available facts. However, because of the large quantity of facts at hand, a number of available facts may be overlooked. Variables may shift and any investment decision must, in the final analysis, be based on the judgment of the Advisors. Accordingly, no assurance can be given that the Advisors’ investment programs and trading strategies will result in profits to investors in the Partnership.

In general, the Advisors manage risk on a market-by-market level as well as on an overall portfolio level. On the market level, risk is managed primarily by utilizing proprietary volatility filters. When these filters detect a certain excessive level of volatility in a particular market, they will signal that the trading strategies should reduce exposure or stop trading altogether in the particular market. In this way, the trading strategies generally will not participate in markets in which there are extremes in market action. On the portfolio level, risk is managed by utilizing proprietary portfolio cutback rules. When cumulative profits have reached a certain level, these rules determine that positions should be reduced across the entire portfolio. In this way, risk is reduced while allowing the trading strategies to continue to participate in the markets, albeit at a reduced level. After the portfolio has been traded at reduced levels, these rules will then determine when to increase positions.

Allocation of Capital

Prior to October 1, 2013, all of the Partnership’s assets were allocated to WIC’s Global Directional Portfolio.  Effective October 2013, the Partnership’s assets are traded pursuant to M6’s Standard Program and Stenger’s Diversified Trading Program. The General Partner, in the future, may allocate the Partnership's assets to other trading strategies and investment programs.

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

M6’s Standard Program

The objective of M6’s Standard Program is to achieve appreciation of its clients’ assets under management through speculative trading in commodity interest contracts, while taking reasonable steps to protect capital relative to the rates of return sought. No assurance can be given that this objective will be met, and an investment in an account to be traded by M6 should only be considered by investors that can assume the significant risk associated with commodity futures trading, including losses in excess of their initial investment. M6 will attempt to meet the objective of capital appreciation by following the trading methods set forth below.

M6 may trade all agricultural commodity futures contracts, and options on such futures contracts without limitations or restrictions. M6’s trading focuses on agricultural commodities only.

Stenger’s Diversified Trading Program

Stenger seeks to achieve capital appreciation predominantly by engaging in a program of trading futures and options on futures specifically in agricultural, livestock, energy, metals, currencies, equities and interest rate instruments listed on U.S. Exchanges such as, CME Group, CBOE (Chicago Board Options Exchange), ICE (Intercontinental Exchange) and NYSE Liffe. However, Stenger reserves the right to trade a broader portfolio of instruments including but not limited to any commodity futures contract or option thereon on any domestic exchange at Stenger’s sole discretion.

Stenger relies primarily on technical analyses to execute long and short trades in futures and options on futures listed on U.S. Exchanges such as, CME Group, CBOE (Chicago Board Options Exchange), ICE (Intercontinental Exchange) and NYSE Liffe. Technical analysis includes the study of price, volume, momentum and other measures, as well as recurring price patterns and measures of investor sentiment. Technical analysis is based on the theory that a study of the markets themselves provides a means of anticipating prices. Technical analysis of the markets often includes a study of the actual daily, weekly and monthly price fluctuations as well as volume variations and changes in open interest, utilizing charts and or computers for analysis of these items and other technical data.

Stenger has the right to employ any form or method of technical analysis that it deems appropriate and as well as exercise discretion whether to follow any trading signals or parameters generated by its technical trading strategies. The technical trading strategies and systems utilized may be significantly revised from time to time as a result of ongoing research and development that may devise new trading strategies and systems as well as test current technical strategies and systems. Neither the trading strategies used by Stenger for the Partnership, nor the Stenger’s performance will necessarily be parallel to or be the same as the trading strategies used by Stenger for any other account or account traded by Stenger.

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

The Clearing Broker and Introducing Broker

The Partnership executes and clears trades in futures and commodity options through ADM Investor Services, Inc. (“ADMIS”), Newedge USA, LLC (“NUSA”), and other unaffiliated clearing brokers selected by the General Partner. The General Partner may retain additional or substitute clearing brokers in the future.

ADMIS is a registered futures commission merchant and is a member of the NFA. Its main office is located at 141 W. Jackson Blvd., Suite 1600A, Chicago, IL 60604.

NUSA is a registered futures commission merchant and is a member of the NFA.  Its main office is located at 550 West Jackson, Suite 500, Chicago, IL 60661.

Bridgeton Global Investor Services, Inc. (“Bridgeton Global”) is the Partnership's introducing broker and will introduce the Partnership's account to the clearing brokers in exchange for receiving a portion of the brokerage commissions charged by the clearing brokers. Bridgeton Global is an affiliate of the General Partner.  Each of ADMIS and NUSA acts only as clearing broker for the Partnership and as such is paid commissions for executing and clearing trades on behalf of the Partnership. None of ADMIS or NUSA will act in any supervisory capacity with respect to the General Partner or participate in the management of the General Partner or the Partnership.

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

The clearing brokers must comply with the settlement procedures established by the clearinghouse of each exchange where the clearing broker is a clearing member. The rules of exchange vary, but at a minimum the exchange guarantees performance on every contract to each of its clearing members. Thus, once a trade between two clearing members is matched by the exchange, the rights and obligations under the futures or options contract do not run between the original buyer and seller, but between the clearing member and the seller of the contract, and between the clearing member and the buyer. The clearinghouse sets a settlement price for settling all accounts between clearing members for each contract month. Unliquidated positions on outstanding contracts are marked to market at least once a day via midday and/or morning calls to determine any additional margin requirements. In general, a clearinghouse is backed by the membership and will act in the event of non-performance by one of its members or one of the member's customers, the intent of which is to significantly reduce credit risk. If a clearing broker is not a member of an exchange clearinghouse, it will comply with the settlement procedures established with the actual carrying brokers and will operate through them. Settlement of calls on such contracts may take an extra day on U.S. exchanges or two extra days on non-U.S. exchanges. Additional margin requirements are wire-transferred by the clearing brokers to the appropriate clearinghouse. As of December 31, 2013 and 2012, the Partnership had no material credit risk exposure to a counterparty that is a foreign commodities exchange.

Fees and Expenses

The General Partner

Management Fee

Prior to November 2013, the Investor Class and Institutional Class – Series 2 of the Partnership paid the General Partner a quarterly management fee in an amount equal to 1% annually of the net asset value of the Partnership as of the first business day of each calendar quarter before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive allocations payable to the General Partner. Effective November 2013, the Partnership pays the General Partner a monthly management fee in an amount equal to 0.5% annually of the net asset value of the Partnership as of the first business day of each calendar quarter before deducting (i) accrued ordinary legal, accounting and auditing fees and (ii) any incentive allocations payable to the General Partner. The General Partner may pay a portion of its compensation to finders the General Partner may engage from time to time. The General Partner may waive all or any portion of the management fee with respect to any Limited Partner.

Portfolio Construction Management Fee

Effective November 2013, the Partnership pays the General Partner a fixed monthly Portfolio Construction Management fee equal to 0.0625% (0.75% annually) of the Partnership’s net assets at the beginning of each month. The General Partner may choose to distribute a portion of these fees to select advisors for their services in constructing and maintaining the Partnership’s portfolio.

Incentive Allocation

Prior to October 2013, the General Partner also received as of the end of each quarter an incentive allocation of 20% of New Profits (as defined below), if any. If any incentive allocation was made to the General Partner, the amount allocated was retained regardless of any subsequent decline in account value, but was not eligible to receive subsequent incentive allocations until the Partnership had recouped its losses and earned New Profits. The General Partner paid three-fourths of any incentive allocation it received to WIC, and the General Partner could distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership. The General Partner could waive all or any portion of the incentive allocation with respect to any Limited Partner. Beginning October 1, 2013, the General Partner no longer receives an incentive allocation.

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

Marketing Fee

Effective November 2013, the Partnership additionally pays a monthly marketing fee of 0.0291% of net assets as of the last day of the most recent calendar month (0.35% per year) to the General Partner. This fee is held in escrow by the General Partner and paid to appropriate vendors for their marketing services as needed.

Brokerage Commission

Effective November 2013, the Partnership pays brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6.00 - $23.00 per “round-turn” domestic futures transaction, inclusive of all fees. Trades on foreign exchanges may be higher depending upon the contract and exchange. The NFA and/or exchange will be paid on all of the Partnership’s trades conducted on U.S. commodity exchanges. The Partnership’s total brokerage commission costs are estimated to be 2.0% of the Partnership’s net assets.

Prior to November 2013, the Investor Class interests paid to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.4167% of the net asset value of the limited partnership interests of the Partnership as of the beginning of each month (a 5.00% annual rate). From October 1, 2011 through June 30, 2012, the General Partner was paid a monthly brokerage commission from the Investor Class interest at an annual rate of 6.00%. The General Partner paid from this amount up to 3% to properly registered selling agents as compensation for their ongoing services to the Partnership. Institutional Class interests paid the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (a 3.00% annual rate). Prior to July 1, 2012, the Institutional Class interests paid the General Partner a monthly flat-rate commission equal to 4.00% per annum. In addition to payments to properly registered selling agents, the General Partner paid from the brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The General Partner paid from its own funds any futures brokerage commission and fees (except for certain execution costs as noted above) incurred by the Partnership in excess of the flat monthly rate it received from the Partnership. To the extent that the General Partner paid less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests were reduced accordingly. To the extent different brokerage commissions were charged because of the varying payments to selling agents, a new series for the Class was established. The flat-rate brokerage commission to the General Partner was calculated after reduction for any brokerage commissions due at the end of the immediately preceding month, any redemptions or distributions as of such immediately preceding month-end, and any accrued incentive allocations as of such immediately preceding month-end, and after including the interest credits for such immediately preceding month-end and any additions as of the beginning of the month for which the flat-rate brokerage commission was being calculated. The General Partner could pay a portion of the brokerage commission to finders the General Partner engaged from time to time.

The Advisors

Management Fee

Effective October 2013, the Partnership will pay each of Stenger and M6 a monthly trading advisor management fee of 0.083% (1% per year) of the Partnership’ month end Net Assets (as defined below) allocated to such Advisor.  Prior to October 2013, the Partnership paid to WIC a quarterly management fee of 0.50% (2% per year) of the Trading Level (as defined below) for each month during such quarter.

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

The Partnership’s “Trading Level” shall mean the Partnership’s Net Assets allocated to each Trading Advisor times the leverage to be employed by the advisors from time to time upon the direction of the General Partner. Currently, this leverage ratio is 1.0. The Partnership’s “Net Assets” shall mean the total assets of the Partnership including all cash and cash equivalents (valued at cost), accrued interest and the market value of all open commodity positions and other assets maintained by the Partnership, less the market value of all liabilities and reserves of the Partnership, including accrued management and incentive allocations, determined in accordance with the principles specified in Paragraph 6 of the Amended and Restated Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles.

Incentive Fee

The Partnership also compensates M6 by paying a quarterly incentive fee of 20% of Trading Gains (as defined below) in the Account (assets allocated to M6).  The Partnership compensates Stenger by paying a monthly incentive fee of 20% based on Trading Profits (as defined below) as of the end of each month.

“Trading Gain”, for the purpose of calculating the Advisor’s incentive fee only, is defined as the increase, if any, in the value of the Account managed by the Advisor arising out of commodity trading activity, including interest earned on such Account and any unrealized gains or losses in open commodity positions (after deductions of round turn brokerage commissions and management fees without reduction for any other expenses of such Account) as of the end of each quarter over the value of such Account as of the highest prior quarter (or the commencement of trading, whichever is higher) adjusted for withdrawals and additions to the account.

“Trading Profits”, for the purposes of calculating the Advisor’s incentive fees only, shall mean the cumulative profits (over and above the aggregate of previous period profits as of the end of any period) during the period (“Period”) (after deduction for brokerage fees paid out but before deducting the Advisor’s incentive fee payable). Trading Profits shall include: (i) the net of profits and losses (i.e. less commissions, clearing and exchange fees, and NFA fees) resulting from all trades closed out during the period, (ii) the change in unrealized profit or loss on open trades as of the closed of the Period, and (iii) the amount of interest and other investment income earned, not necessarily received, during the Period, minus: (i) the change in accrued commissions on open trades as of the close of the Period, and (ii) other expenses incurred during the Period.

Commodity Brokers

Effective November 2013, the Partnership will pay brokerage commissions on the trades effected for the Partnership by the Advisors.  The General Partner believes that the brokerage rates to be paid will generally be competitive with those charged by other commodity brokers; however, other commodity brokerage firms might offer lower rates to other accounts. Prior to October 2013, the General Partner paid from the flat brokerage commission the futures brokerage commissions (including NFA assessments and exchange fees) for the Partnership's trading.

Selling Agents

Effective November 2013, selling agents to the Partnership receive monthly selling agent compensation of 0.1667% (2% annually) of Net Assets in Investor Class units only, held at the end of the month for outstanding Investor Class units held by their clients. These amounts are charged to the Partnership and paid to Selling Agents on an ongoing basis for as long as an investor remains in the Partnership. In some cases, selling agents may receive a portion of the General Partner’s management fee.  Prior to October 2013, the General Partner paid selling agents from the flat-rate brokerage commission 3% of the net asset value of the limited partnership interests sold by such selling agent. Selling agents may also receive a portion of the commodity brokerage commission from the Partnership's commodity brokers.

Dealers

Dealers will not charge the Partnership commissions, but are compensated from the bid/offer spread that is quoted in dealing with the Partnership. A customary mark-up is included in the price of the forward or spot contact or the premium in the case of an option contact.

Others

The General Partner will pay expenses of the continuing offering (consisting primarily of printing fees), estimated to be approximately $10,000 per year. The Partnership’s actual accounting, auditing, legal, organizational, initial offering and other operating expenses will be borne by the Partnership. Effective November 1, 2013, if the Partnership’s net assets are less than $7,500,000, the General Partner will pay operating expense amounts that exceed 0.2083% of the net assets per month (2.5% per year).

Trading For Own Account

The General Partner, its principals and their affiliates currently do not, but may in the future, trade Commodity Interests for their own accounts. Limited Partners will not be permitted to inspect the records of such trades. The Advisors, their respective principals and their respective affiliates also may trade Commodity Interests for their own accounts. The records and the results of the proprietary trading by the Advisors and their respective principals will not be made available for inspection by the Limited Partners because of their confidential nature.

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

General Partner's Selection of Trading Advisors and Investment Programs

Under the terms of the Limited Partnership Agreement, the General Partner has the authority to engage independent commodity trading advisors or affiliated commodity trading advisors to make trading decisions for the Partnership. The General Partner may have conflicts with respect to terminating an Advisor or engaging a new trading advisor for the Partnership. Should the General Partner select trading programs which it, its principal or their affiliates operate, the General Partner may have a conflict of interest between choosing the trading programs that the General Partner believes will be most advantageous to the Partnership and seeing that it or its affiliates’ trading programs are used on behalf of the Partnership and earning fees therefrom. The General Partner also may be less likely to terminate the use of one of its or its affiliates’ trading programs. The General Partner or its affiliates will act as introducing broker for the Partnership and receive a portion of the brokerage commissions generated by the Partnership’s trading activities. The General Partner may have a conflict of interest between choosing the investment programs that the General Partner believes will be most advantageous to the Partnership and seeing that the investment programs which generate the most trading activity are used on behalf of the Partnership and earning fees therefrom.

Management of Other Accounts by the Advisors and the General Partner

The Advisors and their respective affiliates currently manage other accounts and act as general partner for other limited partnerships that trade Commodity Interests, and the Advisors, the General Partner and their respective affiliates may act in the future as manager of additional accounts and as general partner for other such limited partnerships. Such accounts and partnerships may hold positions either similar or opposite to the positions taken by the Partnership, and the compensation received by the Advisors or the General Partner from such other accounts and partnerships may differ from the compensation they receive from the Partnership. As the Advisors manage additional accounts, these accounts will increase the level of competition for the same trades made for the Partnership.

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

Trading by the Advisors and Affiliates of the Advisors for Their Own Accounts

The Advisors and their respective principals have traded, and may continue to trade, Commodity Interests for their own accounts. As a result, it is possible that orders for their accounts may be entered in advance of or opposite to orders for client accounts pursuant to, for instance, a neutral order allocation system, a different trading strategy or a different risk level of trading. However, any such proprietary trading is subject to the duty of an Advisor to exercise good faith and fairness in all matters affecting client accounts. The records and the results of the proprietary trading by the Advisors and their respective principals will not be made available for inspection by the Limited Partners because of their confidential nature. During the normal course of trading, orders for the client’s account may be executed in competition with the orders for proprietary and other client accounts managed by the Advisors. Depending on market liquidity and other factors, this conflict could result in client orders being executed at prices that are less favorable than would otherwise be the case. In addition, the Advisors may combine various strategies to trade proprietary and client accounts. As a result, trading decisions generated by different trading strategies and investment programs may vary among accounts, resulting in different positions.

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

Relationship of the Advisors to Futures Commissions Merchants

The Advisors appear on the approved list of commodity trading advisors for many futures commission merchants. Appearance on an approved list means that futures commission merchants’ representatives may recommend an Advisor as a trading advisor to its clients. Inclusion on such an approved list may create a conflict of interest for a trading advisor between its duty to trade clients’ accounts in the best interest of its clients and its financial interest in maintaining a position on a futures commission merchant’s approved list, which could be contingent upon generation of adequate commission income from those accounts managed by the advisor. Each of the Advisors’ policy, however, is to trade all comparable accounts in the same manner regardless of the method by which the account was obtained.

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

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities.

There currently is no established public trading market for the Limited Partnership Units. As of December 31, 2013 2,912.5565 Partnership Units were held by 81 Limited Partners and the General Partner.

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

From January 1, 2013 through December 31, 2013, 12.8769 Partnership Units were subscribed for the aggregate net subscription amount of $11,869. Details of the subscriptions of these Partnership Units are as follows:

Amount of
Subscriptions
January 2013	$1,155
February 2013	$1,227
March 2013	$1,255
April 2013	$1,036
May 2013	$1,298
June 2013	$1,226
July 2013	$954
August 2013	$983
September 2013	$1,016
October 2013	$748
November 2013	$971
December 2013	$-

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Partnership was formed on March 19, 2007 under the laws of the State of Delaware. The Partnership commenced trading operations as of August 1, 2007 with partners' capital of $4,071,453. The success of the Partnership is dependent upon the ability of its Advisors to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital payments after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Partnership’s Advisors, the amount of additions and redemptions and changes in interest rates. Due to the highly leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

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

As of December 31, 2013, the assets of the Partnership were allocated for trading in Commodity Interests approximately 32% of its assets to M6 and 68% of its assets to Stenger.

Effective November 2013, the Partnership will pay actual brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6.00 - $23.00 per “round-turn” domestic futures transaction, inclusive of all fees. For the period July 1, 2012 to October 2013, the Investor Class limited partnership interests paid to the General Partner a flat-rate monthly brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (a 5.0% annual rate), and the Institutional Class paid to the General Partner a flat-rate brokerage commission of up to approximately 0.25% of the net assets of such interests as of the beginning of the month (a 3% annual rate). The General Partner paid up to 3.0 percent from this amount to properly registered selling agents as their compensation, and to the extent the amount was less than 3% the brokerage fee with respect to such limited partnership interests were reduced accordingly. The General Partner paid from this amount all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership's trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. The flat-rate monthly commission is common among programs such as the Partnership. As of December 31, 2013, ADMIS and NUSA are the clearing brokers for the Partnership.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2013 and 2012

As of December 31, 2013, total partners' capital (net asset value) of the Partnership was $1,945,324 compared to its net asset value of $4,395,062 at December 31, 2012. The Partnership's 2013 subscriptions and redemptions totaled $11,869 and $1,937,947, respectively, compared to $549,521 and $7,594,077, respectively, in 2012.

For the year ended December 31, 2013, the Partnership had net realized and unrealized trading losses of $(165,460) and $839 in interest income.  For that same period, the Partnership had expenses comprised of $118,149 in brokerage commissions including clearing and exchange fees, $80,725 in management fees, $2,840 in portfolio construction management fees, $1,312 in marketing fees, $4,322 in selling agent fees, $125,891 in professional fees, and $25,800 in accounting, administrative fees and other expenses. The Partnership recorded a net loss of $(523,660) for the year ended December 31, 2013.

Interest income decreased to $839 from $5,639 in 2012 due to declining interest rates through 2013 and declining cash balances. Brokerage commissions charged as a percentage of net assets decreased to $118,149 from $334,272 in 2012 due to reduced rates charged and change in the Partnership's net assets.  Management fees are charged as a percentage of the net assets and decreased to $80,725 from $211,959 in 2012 due to the change in the Partnership’s net assets. Professional fees increased to $125,891 from $109,438 in 2012 as a result of an increase in professional fees. Accounting, administrative fees and other expenses decreased to $25,800 from $68,063 in 2012 as a result of a decrease in administrative and accounting fees and other expenses. Portfolio construction management fees of $2,840 and marketing fees of $1,312 are charged as a percentage of the net assets beginning in November 2013, as a result of a change in the Partnership’s investment strategy. Selling agent fees of $4,322 are charged as a percentage of the applicable Investor Class interests, beginning November 2013, as a result of the change in the Partnership’s fee restructuring; such fees were paid from the brokerage commissions paid to the General Partner in 2012.

In January 2013, the Partnership was profitable. The Partnership generated gains on its positions in gasoline, Japanese yen and global stock indices; the Partnership had losses in global interest rates, live cattle and aluminum. The Partnership recorded a net gain of $149,542. In February 2013, trading was unprofitable as the Partnership had losses in metals and Euro currency; the Partnership had gains in gold, wheat and live cattle. The Partnership recorded a net loss of $(47,684). In March 2013, trading was unprofitable. The Partnership had losses in energies and grains; the Partnership had offsetting gains in global interest rates and equity indices. The Partnership recorded a net loss of $(9,826). In April 2013, the Partnership had a net gain of $36,052. The Partnership had profitable positions in European fixed income products, gold and the Nikkei Index; the Partnership had offsetting losses in crude oil, RBOB gasoline. In May 2013, the Partnership had a net loss of $(209,798). The Partnership’s positions in European fixed income products and copper provided losses; the Partnership experienced some gains in gold, soybean meal and nickel. In June 2013, the Partnership had a net loss of $(74,869). The Partnership saw losses in the Hang Seng Index, cotton and the S&P Canada 60 Index; the Partnership experienced gains in gold, copper and nickel. In July 2013, the Partnership had a net loss of $(129,542). The Partnership had unprofitable positions in heating oil, the Swedish krona, and European Bund; the Partnership had some offsetting gains in crude oil and both domestic and euro stock indices. In August 2013, the Partnership had a net loss of $(72,304). The Partnership’s positions in copper, heating oil and silver experienced losses; the Partnership had some offsetting gains in crude oil, RBOB gasoline and soybean meal. In September 2013, the Partnership had a net loss of $(81,273). The Partnership saw losses in RBOB gasoline, crude oil and gold; the Partnership experienced gains in foreign stock indices and lean hogs.  In October 2013, the Partnership was unprofitable.  The Partnership had losses in the E-mini S&P 500, live cattle and eurodollars; the Partnership had some offsetting gains in wheat and soybeans.  The Partnership recorded a net loss of $(27,613).  In November 2013, trading was unprofitable as the Partnership had losses in soybeans, eurodollars, and wheat; the Partnership had gains in corn and the E-mini S&P 500.  The Partnership recorded a net loss of $(12,441).  In December 2013, trading was unprofitable.  The Partnership had losses in soybeans and corn; the Partnership had some offsetting gains in E-mini S&P 500 contracts.  The Partnership recorded a net loss of $(43,904).

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

The net asset value per Investor Class Unit at December 31, 2013 decreased (18.22)% from $762.65 at December 31, 2012 to $623.70 at December 31, 2013. The net asset value per Institutional Class Unit, Series 1 at December 31, 2013 decreased (15.81)% from $951.73 at December 31, 2012 to $801.28 at December 31, 2013. The net asset value per Institutional Class Unit, Series 2 at December 31, 2013 decreased (16.61)% from $888.99 at December 31, 2012 to $741.32 at December 31, 2013. The net asset value per Institutional Class Unit, General Partner, Series 3 at December 31, 2013 decreased (15.77)% from $3,254.91 at December 31, 2012 to $2,741.73 at December 31, 2013.

Liquidity

There currently is no established public trading market for the Limited Partnership Units and the Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Limited Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. As of the last day of any month, a Limited Partner may redeem all of its Limited Partnership Units on 10 days’ prior written notice to the General Partner for an amount equal to the balance of such Limited Partner’s book capital account as of the last day of any month.

In general, the Advisors will trade only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trading may be executed on any given day at prices beyond daily limits. The price of a futures contract occasionally has moved the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating his position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may in fact substantially increase losses because of its inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures or forward contract that the Partnership is trading, whether such illiquidity is caused by any of the above reason or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, thereby requiring the Partnership to make or take delivery of the underlying interests of the commodity investment.

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

The Partnership's total market risk is influenced by a wide variety of factors including the diversification effects among the Partnership's existing open positions, the volatility present within the markets and the liquidity of the markets. At varying times, each of these factors may act to exacerbate or mute the market risk associated with the Partnership. The following were the primary trading risk exposures of the Partnership as of December 31, 2013, by market sector:

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

Commodity: The Partnership's primary metals market exposure is to fluctuations in the price of gold, silver and copper. The Partnership also has commodity exposures in the price of soft commodities, which are often directly affected by severe or unexpected weather conditions. The General Partner anticipates that the Advisors will maintain an emphasis in the commodities described above.

The Partnership measures its market risk, related to its holdings of Commodity Interests based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the potential change in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest, currency and commodity prices. The Partnership used December 31, 2013 market rates and prices on its instruments to perform the sensitivity analysis. The sensitivity analysis has been prepared separately for each of the Partnership's market risk exposures (interest rate, currency rate, and commodity price) instruments.

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

The Partnership has determined that the impact of a 10% change in market rates and prices on its fair values, cash flows and earnings would not be material. The Partnership has elected to disclose the potential loss to earnings of its commodity price sensitivity positions as of December 31, 2013.

The potential loss in earnings for market risk exposure as of December 31, 2013 was:

Commodity price risk	$4,274

ITEM 8. Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report.

A smaller reporting company, as defined by Rule 12b-2 of the 1934 Act, is not required to provide the supplementary data under this item.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report, the management of the General Partner carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, and based on its evaluation, has concluded that the Partnership's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership), to allow for timely decisions regarding required disclosure and appropriate SEC filings. The principal of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended), which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based on such evaluation, we have concluded these disclosure controls are effective as of December 31, 2013.

(b)
Changes in internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires the management of the Partnership to evaluate annually the effectiveness of its internal controls over financial reporting, as of the end of each fiscal year, and to include in all reports a management report assessing the effectiveness of its internal control over financial reporting as defined under Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act. Based on that evaluation, the General partner has concluded that the Partnership’s disclosure controls and procedures were effective as December 31, 2013 in timely alerting the General Partner to material information related to the Partnership that is required to be included in the Partnership’s periodic filings with the SEC. There were no changes in the Partnership's internal controls during the fourth quarter of 2013 that have materially affected or are reasonably likely to affect the Partnership's internal control over financial reporting.

(c)	Management's Annual Report on Internal Control over Financial Reporting

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

Management of the General Partner assessed the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2013. Based upon that evaluation, the General Partner has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2013. In making this assessment, management of the General Partner used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

ITEM 9B. Other Information.

None.
PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

The Partnership has no directors or officers.  The General Partner has been registered with the CFTC pursuant to the  Commodity Exchange Act as a Commodity Pool Operator since January 11, 2011 and has been a member of the NFA since January 11, 2011.  The General Partner is owned by a trust for the benefit of Stephen J. Roseme’s family.  Mr. Roseme is the chairman and chief executive of the General Partner.  The individual principals of the General Partner are Mr. Roseme and Jeffrey Brian Mokychic.  The trading principal is Mr. Roseme.  The General Partner is a member of the NFA.

Robert L. Lerner, age 57, was an owner and the Chairman of General Partner until October 1, 2013, and had been listed as a principal since December 31, 2010.  Mr. Lerner has also been the director and president of Ruvane, the predecessor General Partner, since he formed it in 1990, and he has been listed as a principal of Ruvane since January 12, 1990 and registered as an associated person of Ruvane since November 20, 1995.  Prior to that, Mr. Lerner was individually registered with the CFTC as a CTA since October 22, 1984 and a CPO since October 24, 1985, and he remained so registered in his individual capacity until he withdrew his individual registrations on July 31, 1996.  Mr. Lerner also has been listed as a principal of DPT Capital Management LLC, a registered CTA, since January 25, 2011 and registered as an associated person since January 28, 2011.  From January 2003 through October 2005, Mr. Lerner was president of WoodAllen Capital Management, LLC, an investment management and advisory firm.  From September 2001 to January 2003, Mr. Lerner was the president of Partners Capital Investment Group, LLC, an investment adviser he co-founded that provides an innovative endowment investment philosophy solution for institutional investors and very high net worth families in the US and UK; Mr. Lerner was also registered as an associated person of Partners Capital Investment Group, LLC from March 2002 to February 2004 and has also been a member of the Investment Committee of  Partners Capital Investment Group, LLC since December 2001.  From October 1993 to March 1995, Mr. Lerner was registered as an associated person of Abacus Investment Advisory Services Inc., a consulting firm, where his primary duties were researching investment managers.  From August 1987 until January 1992, Mr. Lerner was senior vice president and director of Mount Lucas Management Corporation, an investment advisory firm he co-founded which specializes in futures investment programs for institutional investors.  From June 1985 to August 1987, Mr. Lerner was employed by Commodities Corporation (U.S.A.) N.V., a leading CTA that was acquired by Goldman Sachs Asset Management where his primary duties were as Associate General Counsel and Trading Development Manager.  Mr. Lerner also has practiced commodities and securities law.  Mr. Lerner has a J.D. degree from Boston University Law School and a B.A. degree from Cornell University.

Stephen J. Roseme, age 47, is a beneficial owner and the Chief Executive of the General Partner and has been listed as a principal since December 31, 2010 and registered as an associated person since January 11, 2011.  Mr. Roseme is also a principal and the President of Bridgeton Global Investor Services, Inc., a registered introducing broker and notice broker dealer, and has been listed as a principal and registered as an associated person since January 5, 2000.  Mr. Roseme is a principal and the President of Bridgeton Capital Management Inc., a registered CPO and CTA, and has been listed as a principal and registered as an associated person since May 1, 1997.  Mr. Roseme is also President of Bridgeton Execution Services LLC, a registered introducing broker, and has been listed as a principal since April 29, 2010 and registered as an associated person since July 26, 2010.  He is also President of Grand Central Trading Company LLC, a registered introducing broker, and has been listed as a principal since January 10, 2006 and registered as an associated person since January 13, 2006.  Mr. Roseme graduated from the University of Virginia.

As of December 31, 2013, the General Partner has selected M6 and Stenger as the Advisors for the Partnership. Prior to October 2013, the Advisor of the Partnership was WIC.

WIC

The principals and certain officers of WIC are as follows:

Patrick Welton, Chief Executive Officer, Co-Founder, Age 53. Mr. Welton oversees all internal departments, with an emphasis on trading and risk management.  He was a National Futures Association (NFA) Board of Director from 1997-2000.  Mr. Welton has spoken at conferences, authored articles, participated in panel presentations and served on committees for the Managed Funds Association (MFA) and the NFA.  He is also an investment committee member of a California pension plan and an endowment.  Mr. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  He has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator. Dr. Welton holds undergraduate, doctoral and postdoctoral degrees from the University of Wisconsin, UCLA and Stanford University, respectively. He has been with WIC and has been Chief Executive Officer and Chairman since November 1988.

Annette Welton, Chair, Board of Directors, Co-Founder, Age 52. Ms. Welton chairs the Board of Directors.  In her role, she provides oversight of management, develops independent feedback to the board, and engages in high level industry relations.  Prior to assuming her current duties in mid 2009, Ms. Welton served as the firm’s Chief Operating Officer where she was instrumental in leading the firm for the prior two decades.  She has served in the MFA’s Public Relations and Trading and Markets Committees, as well as on the NFA’s Nominating Committee.  Ms. Welton currently serves on the Monterey Bay Board of a nationally-based nonprofit charity in a finance capacity.  She holds a BS from UCLA. Ms. Welton co-founded Welton in 1988 and has been registered as an Associated Person with Welton Investment Corporation since January 1989 and listed as a Principal with Welton Investment Corporation since January 1989.  She has also been registered as an Associated Person with an affiliated entity Welton Global Funds Management Corporation since February 1996 and listed as a Principal with Welton Global Funds Management Corporation since February 1996.  The main business of Welton Global Funds Management Corporation is to function as a commodity pool operator.  She has been with WIC and has been Chief Operating Officer and Chief Financial Officer since November 1988.

Brent Hankins, CAIA, Senior Managing Director, Director of Portfolio and Trading Operations, Age 43. Mr. Hankins’ primary responsibilities include portfolio oversight, management of the firm’s trading operations and participation in the firm’s research process.  Drawing on his depth of experience with Welton, Mr. Hankins has spoken at numerous alternative investment conferences throughout the U.S. and Asia.  He holds the CAIA designation and earned a BS from California Polytechnic University at San Luis Obispo. Mr. Hankins has been registered as an Associated Person with Welton Investment Corporation since March 1993 and listed as a Principal with Welton Investment Corporation since February 2000.  He has been with WIC since January 1993 and Senior Portfolio Manager since February 2000.

David Nowlin, Senior Managing Director, Chief Compliance Officer & Chief Administrative Officer, Age 52. Mr. Nowlin oversees all aspects of WIC’s corporate and regulatory compliance along with the administrative operations. Previously, he worked as an Associate with the firms formerly known as Price Waterhouse and Dean Witter Reynolds. Mr. Nowlin earned an MBA from Santa Clara University and a BA from Westmont College. He has been with WIC since June 1993 and has been Chief Compliance Officer since February 2000.

Justin Balas, CAIASM, Senior Managing Director, Director of Research, Age 37. Mr. Balas oversees the firm’s proprietary research directives and the development of new products, managing groups of specialists within Information Technology, Trading and Applied Sciences.   He holds the CAIA designation and earned a BA from the University of California, Santa Cruz. Mr. Balas has been registered as an Associated Person with Welton Investment Corporation since October 2004 and listed as a Principal with Welton Investment Corporation since February 2011.

Guillaume Detrait, Senior Managing Director, Chief Operating Officer & Chief Enterprise Risk Officer, Age 43. Mr. Detrait oversees the overall operations of the firm and the enterprise risk management function, both partnering with internal departments to consolidate sound business practices and ensuring that all major risk categories are properly mitigated. Prior to joining the firm, Mr. Detrait was a Vice President at HSBC where he participated in strategic development for the US credit card division from 2005 to 2008. He holds an MBA from Columbia Business School and a BS in Economics from ESC Reims in France. Mr. Detrait has been registered as an Associated Person with Welton Investment Corporation since September 2008 and listed as a Principal with Welton Investment Corporation since February 2011.

Christopher Keenan, Senior Managing Director, Director of Strategic Marketing, Age 45. Mr. Keenan manages strategic marketing initiatives. He holds an MBA from Northwestern’s Kellogg School of Business and a BA from UCLA. Mr. Keenan has been registered as an Associated Person with Welton Investment Corporation since March 2003 and listed as a Principal with Welton Investment Corporation since February 2011.

Justin Dew, Senior Managing Director, Director of Strategic Development, Age 39.  Mr. Dew is responsible for business development, expanding the firm’s East Coast presence and identifying, evaluating and executing strategic growth opportunities. Formerly he was a Managing Director and Head of Strategic Development for the Clinton Group from 2006 to 2008. Prior to that, he was a Senior Director and Global Head of Alternative Strategies at Standard & Poor’s from 2002 to 2006. Mr. Dew holds an MBA from Cornell University and a BS from Ithaca College. He has been registered as an Associated Person with Welton Investment Corporation January 2009 and listed as a Principal with Welton Investment Corporation since February 2011.

Stenger

The principals and certain officers of Stenger are as follows:

Scott Stenger, President, Managing Member Age 44. Mr. Scott Stenger has been involved in trading the commodity markets for over 20 years and has been a member of the Chicago Mercantile Exchange since July 1996. Mr. Scott Stenger has been registered with the CFTC as a floor broker since July 1996. Mr. Scott Stenger attended Babson College located in Wellesley, Massachusetts graduating with honors in May of 1991 with a Bachelor of Science degree in Finance. From May 1990 through September 1990, Mr. Scott Stenger started trading commodities while he worked as a summer intern during his college years as a floor clerk for an independent trader on the Chicago Board of Trade where he was responsible for monitoring bond positions. Mr. Stenger continued to further his knowledge and gained experience while trading his personal account side by side with his father, Mr. Christopher Stenger from May 1991 thru June 1994. In June 1994, Mr. Scott Stenger moved to Chicago and began trading at the Chicago Mercantile Exchange. In July 1996, he became registered with the CFTC as a floor broker. At that time, Mr. Stenger began trading on the floor of the Chicago Mercantile Exchange until moving to Colorado in July 2007, where he continues to trade on his own behalf. Mr. Scott Stenger has traded continuously as his sole profession both on and off the floor. In October 2009, Mr. Scott Stenger co-founded Stenger Capital Management, LLC and became an NFA registered associated person and member. Born in New Jersey in September 1969, Mr. Scott Stenger now lives in Broomfield, Colorado. Mr. Scott Stenger, President and Managing Member, became an Approved Principal of SCM on October 16, 2009 and an Associated Person of SCM on October 19, 2009 [NFA ID 0271522].

Christopher Stenger, Co-founder, Age 69. Christopher Stenger has been involved in trading commodities for over forty years. Mr. Christopher Stenger attended Dartmouth College located in Hanover, New Hampshire, from September 1962 through June 1966, where he majored in History and Economics. In May 1966, Mr. Christopher Stenger received his Bachelor of Science degree in History. From June 1965 through September 1965, Mr. Christopher Stenger worked for the stock brokerage firm of Goodbody & Co., in New York City where he was an intern conducting stock research and analysis and compiling reports. Goodbody and company was a New York City Stock Brokerage Company which went out of business in 1970. From July 1966 through March 1968, Mr. Christopher Stenger began his trading career, trading pork bellies and other commodities as an independent trader for himself, which he has continued his entire life, successfully providing for his family as his sole source of income. Mr. Christopher Stenger served in the United States Army from March 1968 to June 1971. Mr. Christopher Stenger traded on the floor of the Chicago Mercantile Exchange from July 1971 when he obtained his membership to trade on the floor, until March 1980. Mr. Stenger was also a member of the Board of Trade for four years during the mid 1970’s. From March 1980 to May 1986, Mr. Christopher Stenger traded off the floor at his office in Lake Forest, Illinois. In May 1986, Mr. Stenger moved to Lakeville, Connecticut and continued trading and charting from his home office. Mr. Christopher Stenger returned to trading on the floor of the Chicago Mercantile Exchange from February 2001 to September 2003 when he moved back to Chicago. Mr. Christopher Stenger relocated to Crested Butte, Colorado in September 2003 where he continues to trade using his personal charts and computers. Mr. Christopher Stenger co-founded Stenger Capital Management, LLC in October 2009. Previously, Mr. Christopher Stenger was registered with the NFA as an associated person of Refco. Inc., from October 21st, 1981 until January 9th, 1998. Refco, Inc. was a commodities and futures Broker and is no longer in existence. September 5th, 1990 to December 31st, 1994, Mr. Stenger operated as a sole proprietor and was listed as a Principal with the NFA. He was also registered as a floor trader from February 15th, 1996 to August 31st, 2005. Born in New York in July 1944, Mr. Christopher Stenger now lives in Crested Butte, Colorado. Mr. Christopher Stenger, Managing Member, became an Approved Principal of SCM on October 28, 2009.

M6

The principal of M6 is as follows:

Chris Myers, Owner, Principal, Age 41. Mr. Chris Myers is the sole owner of M6 Capital Management, LLC and was listed as principal on May 18, 2005 and also registered as an Associated Person of the firm on May 20, 2005. In March 2008 Mr. Myers became an AP of Rosenthal Collins Group, LLC. In May 2013, Mr. Myers dropped his AP status with Rosenthal Collins Group. Mr. Myers was registered as an Associated Person of MF Global, Inc. from November 2005 through March 2008.

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

ITEM 11. Executive Compensation.

The Partnership has no directors or executive officers. The General Partner manages and conducts the business of the Partnership. The General Partner receives management and other fees from the Partnership. See ITEM 1. Business "Fees and Expenses."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2013, approximately 2,912.5565 Partnership Units were held by 81 Limited Partners and the General Partner. As of December 31, 2013 the following beneficially owned more than 5% of the outstanding Partnership Units in their respective Class.

(1) Title of Class Institutional Class - Series 1	(2) Name and Address of Beneficial Owner Zelek Family LLC, Series B*	(3) Amount and Nature of Beneficial Ownership 250.0000 units valued at $200,319	(4) Percent of Class 56.73%
Institutional Class - Series 1	RLL Family Partnership*	185.7128 units valued at $148,807	42.14%
Investor Class	Geoffrey C. Kline SEP*	105.7127 units valued at $65,933	5.16%
Investor Class	Rodney L. Smith & Kristene H. Smith*	162.6963 units valued at $101,474	7.93%
Institutional Class - Series 2	Guy R. and Rita S. Fasson*	22.0315 units valued at $16,332	5.23%
Institutional Class - Series 2	Nyland Profit Sharing Plan*	41.3924 units valued at $30,685	9.83%
Institutional Class - Series 2	Bradley & Nancy Smith*	22.1672 units valued at $16,433	5.27%
Institutional Class - Series 2	Russell E. Bischoff*	21.7293 units valued at $16,108	5.16%
Institutional Class - Series 2	Michael E. Brown IRA*	95.5283 units valued at $70,817	22.70%
Institutional Class - Series 2	Mariano Orozco IRA*	44.2355 units valued at $32,793	10.51%
Institutional Class - Series 2	Richard Kell IRA*	47.0595 units valued at $34,886	11.18%
Institutional Class - Series 2	Pablo Cantu Jr. IRA*	28.2357 units valued at $20,932	6.71%
Institutional Class - Series 2	Elaine Wilkinson IRA*	28.3943 units valued at $21,049	6.75%
Institutional Class - Series 2	Mark Ulrick IRA*	28.4942 units valued at $21,123	6.77%

*All shareholders are care of the Partnership, 4647 Saucon Creek Road, Suite 205, Center Valley, PA 18034

              The Partnership has no directors or officers. The General Partner manages and conducts the business of the Partnership. As of December 31, 2013, the General Partner owned $1,293 of general partner interests in the Partnership, or 0.4716 Partnership Units, representing approximately 0.02% of the total outstanding Partnership Capital. As of March 1, 2014, the General Partner owned $1,266 of interests in the Partnership or 0.07% of the Partnership. The General Partner is owned by a trust for the benefit of Stephen J. Roseme’s family.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The General Partner manages and conducts the business of the Partnership. To compensate the General Partner for its management of the Partnership, its monitoring of the Advisor's portfolio and its assumption of the financial burden of operating the Partnership, the General Partner receives management and other fees from the Partnership. See ITEM 1. Business "Fees and Expenses”. For the years ended December 31, 2013 and 2012, the General Partner received a management fee from the Partnership pursuant to the Partnership Agreement in the amounts of $24,529 and $68,879, respectively. For the years ended December 31, 2013 and 2012, the General Partner received net brokerage commissions of $82,801 and $276,244, respectively, from the Partnership. Net brokerage commissions represent the gross brokerage commissions of 5.0% annually (effective July 1, 2012 to October 2013) of the net asset value of the Investor Class Interests and 3.0% annually (effective July 1, 2012 to October 2013) of the Institutional Class Interests (assuming no trailer commissions are being paid) less actual brokerage commissions paid to clearing brokers; net brokerage commissions do not account for any amounts paid by the General Partner to selling agents. Prior to July 1, 2012, brokerage commission rates were 7.00% per annum through September 30, 2011 and 6.00% per annum from October 1, 2011 through June 30, 2012 for the Investor Class interests and 4.00% per annum for the Institutional Class interests. Beginning November 1, 2013, the General Partner is paid (1) a monthly Portfolio Construction Management fee equal to 0.0625% (0.75% per annum) of the Partnership’s net assets as the beginning of each month, and (2) a monthly Marketing fee equal to 0.0291% (0.35% per annum) of the Partnership’s net assets as of the last day of each month. The General Partner is also responsible for distributing the Selling Agent fees to the selling agents. During the year ended December 31, 2013, Portfolio Construction Management fees and Marketing fees paid to the General Partner totaled $2,840 and $1,312, respectively. Selling Agent fees charged to Investor Class interests and paid to the General Partner for distribution to the selling agents totaled $4,322 for the year ended December 31, 2013.

ITEM 14. Principal Accounting Fees and Services.

 The following table shows the fees (in thousands) paid or accrued by the Partnership for the audit and other services provided by Arthur F. Bell, Jr. & Associates, L.L.C. (Arthur Bell) for 2013 and 2012.

	2013	2012

Audit Fees (1)	$43.0	$48.1

Audit-Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-
	$43.0	$48.1

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
By: Bridgeton Fund Management, LLC
Its: General Partner

By: /s/ Stephen J. Roseme

Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer
Date: March 31, 2014

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

PAGES

Report of Independent Registered Public Accounting Firm	26

Financial Statements

Statements of Financial Condition	27

Condensed Schedules of Investments	28 – 29

Statements of Income (Loss)	30

Statements of Changes in Partners’ Capital (Net Asset Value)	31

Notes to Financial Statements	32 – 45

201 International Circle, Suite 400 Hunt Valley, Maryland 21030 ● USA Tel: 410-771-0001 ● Fax: 410-785-9784 www.arthurbellcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Endeavor Emerging Opportunities Fund, LP
    (formerly Bridgeton Global Directional Fund, LP)

We have audited the accompanying statements of financial condition of Endeavor Emerging Opportunities Fund, LP, including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income (loss) and changes in partners’ capital (net asset value) for the years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavor Emerging Opportunities Fund, LP as of December 31, 2013 and 2012, and the results of its operations and the changes in its net asset value for the years then ended in conformity with U.S. generally accepted accounting principles.

Hunt Valley, Maryland
March 28, 2014

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2013 AND 2012

	December 31,	December 31,
ASSETS	2013	2012
Equity in futures trading accounts:
Due from brokers (including margin deposits of
$96,206 for 2013 and $781,836 for 2012)	$373,093	1,733,762
Net unrealized (losses) on open futures contracts	(83,373)	(182,929)
	289,720	1,550,833
Cash and cash equivalents	1,842,293	3,564,407
Prepaid selling agent fees	422	-
Due from General Partner	972	11,011
TOTAL ASSETS	$2,133,407	$5,126,251
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES:
Redemptions payable	$174,358	$656,091
Other accrued expenses	12,134	48,182
Accrued management fees	1,591	26,916
TOTAL LIABILITIES	188,083	731,189
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (2,050.5079 and 2,881.6996 fully redeemable units at December 31, 2013 and
December 31, 2012, respectively)	1,278,905	2,197,738
Limited partners – Institutional Class – Series 1 (440.6578 and 1,023.4918
fully redeemable units at December 31, 2013 and
December 31, 2012, respectively)	353,089	974,083
Limited partners – Institutional Class – Series 2 (420.9192 and 1,374.2865
fully redeemable units at December 31, 2013 and
December 31, 2012, respectively)	312,037	1,221,733
General partner – Institutional Class – Series 3 (0.4716 and 0.4633 fully redeemable units at December 31, 2013 and
December 31, 2012, respectively)	1,293	1,508
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	1,945,324	4,395,062
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$2,133,407	$5,126,251

See Notes to Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
CONDENSED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2013

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Commodities	$(28,664)	(1.473)%
Metals	(123,195)	(6.333)%
Total long futures contracts	$(151,859)	(7.806)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Commodities	$28,050	1.442%
Metals	40,436	2.079%
Total short futures contracts	$68,486	3.521%
Total futures contracts	$(83,373)	(4.285)%

______________________________
*     No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
CONDENSED SCHEDULES OF INVESTMENTS

AS OF DECEMBER 31, 2012

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

______________________________
* No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
NET INVESTMENT (LOSS)
Income:
Interest income	$839	$5,639

Expenses:
Brokerage commissions	118,149	334,272
Management fees	80,725	211,959
Portfolio construction management fees	2,840	-
Marketing fees	1,312	-
Selling agent fees	4,322	-
Professional fees	125,891	109,438
Accounting, administrative fees and other expenses	25,800	68,063
Total expenses	359,039	723,732
Net investment (loss)	(358,200)	(718,093)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures and
forward currency contracts:
Net realized (losses) on closed contracts	(265,016)	(820,849)
Change in net unrealized gains on open contracts	99,556	355,768
Net trading (losses)	(165,460)	(465,081)
NET (LOSS)	$(523,660)	$(1,183,174)
NET (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(128.94)	$(147.76)
Institutional Class – Series 1	$(144.20)	$(162.12)
Institutional Class – Series 2	$(111.99)	$(162.85)
Institutional Class – General Partner – Series 3	$(514.93)	$(560.79)

See Notes to Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at December 31, 2011	8,872.8542	$8,185,420	1,100.3619	$1,226,979	3,047.6238	$3,208,675	0.4504	$1,718	$12,622,792
Additions	528.6357	463,000	33.5896	36,474	47.8306	50,000	0.0129	47	549,521
Redemptions	(6,453.0230)	(5,769,942)	(110.4597)	(117,100)	(1,779.4637)	(1,707,035)	-	-	(7,594,077)
Transfers	(66.7673)	(60,937)	-	-	58.2958	60,937	-	-	-
Net (loss)	-	(619,803)	-	(172,270)	-	(390,844)	-	(257)	(1,183,174)
Balances at
December 31, 2012	2,881.6996	$2,197,738	1,023.4918	$974,083	1,374.2865	$1,221,733	0.4633	$1,508	$4,395,062

Additions	-	-	12.8686	11,843	-	-	0.0083	26	11,869
Redemptions	(831.1917)	(620,656)	(595.7026)	(495,277)	(953.3673)	(822,014)	-	-	(1,937,947)
Net (loss)	-	(298,177)	-	(137,560)	-	(87,682)	-	(241)	(523,660)
Balances at
December 31, 2013	2,050.5079	$1,278,905	440.6578	$353,089	420.9192	$312,037	0.4716	$1,293	$1,945,324

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
December 31, 2011	$922.52	$1,115.07	$1,052.84	$3,814.39
December 31, 2012	$762.65	$951.73	$888.99	$3,254.91
December 31, 2013	$623.70	$801.28	$741.32	$2,741.73

See Notes to Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	PARTNERSHIP ORGANIZATION

Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Directional Fund, LP) (the “Partnership”), a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold, or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be the subject of a futures contract, including equities, indices, and sectors (“Commodity Interests”), and any rights pertaining thereto and to engage in all activities incident thereto. The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, or Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

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

The Partnership offers two classes of limited partnership interests; the Institutional Class and the Investor Class. Commission charges, selling agent fees, General Partner management fees and incentive allocations to the General Partner may differ between Classes and/or Series, but in all other respects the Institutional Class interests and the Investor Class interests will be identical. The Institutional Class and Investor Class interests will also be traded pursuant to the same trading program and at the same Trading Level (as defined in the Confidential Offering Memorandum).

From inception to September 30, 2013, Welton Investment Corporation ("WIC" or the “Advisor”) was the Partnership’s sole trading advisor, with all of the Partnership’s assets initially being traded pursuant to WIC’s Global Directional Portfolio, which follows a proprietary quantitative trading strategy. Effective September 30, 2013, the General Partner terminated WIC and decided to broaden its investment mandate by allocating to multiple trading advisors instead of a single trading advisor. Effective October 2013, the Partnership has retained 3D Capital Management, LLC (“3D”), Stenger Capital Management, LLC (“Stenger”), Protec Energy Partners, LLC (“Protec”), Goldman Management, Inc. (“Goldman”), M6 Capital Management, LLC (“M6”), and Principle Capital Management, LLC (“Principle”) as trading advisors for the Partnership. Effective September 25, 2013, the Partnership has active trading advisor agreements with M6 and Stenger (collectively the “Advisors”). As of December 31, 2013, the Partnership’s assets are currently allocated to two Advisors: approximately 32% to M6 and 68% to Stenger. The General Partner, in the future, may change the allocation percentages between Stenger and M6 or allocate the Partnership’s assets to other trading strategies and investment programs.

The Partnership shall end upon the withdrawal, insolvency or dissolution of the General Partner, or a decision by the General Partner to wind-down and terminate the Partnership, with the General Partner providing at least 30 days written notice to the limited partners, or the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Method of Reporting (continued)

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820 Fair Value Measurement. At December 31, 2013 and 2012, the Partnership had investments in money market mutual funds of $1,516,655 and $2,965,547, respectively. Interest received on cash deposits and dividends received from money market mutual funds is included as interest income and recognized on an accrual basis.

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at December 31, 2013 and 2012 consisted of cash on deposit with the brokers of $373,093 and $1,316,346, respectively and cash on deposit with the forward currency dealer of $0 and $417,416, respectively. The Partnership is subject to credit risk to the extent any broker or forward currency dealer with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers and forward currency dealer with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Investments in Futures Contracts, Options on Futures Contracts, and Forward Currency Contracts

Investments in futures contracts, options on futures contracts, and forward currency contracts are recorded on the trade date and open contracts are reported in the financial statements at their fair value on the last business day of the reporting period. The fair value of exchange-traded futures and options on futures contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement. The fair value of forward currency (non-exchange traded) contracts is determined based on the interpolation of mid spot rates and forward points, as provided by a leading data provider. Such valuation technique for forward currency contracts represents both a market approach and an income approach to fair value measurements, and accordingly, forward currency contracts are categorized as Level 2 fair value estimates under ASC Topic 820. Gains or losses are realized when contracts are liquidated, on a first-in, first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized (losses) on closed contracts” in the Statement of Income (Loss).

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with a broker as “Net unrealized gains on open futures contracts” and the aggregate net unrealized losses with a broker as “Net unrealized (losses) on open futures contracts” in the Statements of Financial Condition. The net unrealized gains on open futures contracts from one broker are not offset against net unrealized losses on open contracts from another broker in the Statements of Financial Condition (see Note 4., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains on open contracts.”

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

For the period January 1, 2012 to June 30, 2012, the Investor Class interests paid flat-rate brokerage commissions to the General Partner monthly at a rate of up to 0.50% of the net asset value of such interests as of the beginning of each month (an annual rate of 6%). From July 1, 2012 to October 31, 2013, the Investor Class interests paid the General Partner a monthly flat-rate brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (an annual rate of 5%). The General Partner would pay from this brokerage commission amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner paid less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests would be reduced accordingly. During the year ended December 31, 2012 and for the period from January 1, 2013 to October 31, 2013, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 6% through June 30, 2012 and 5% thereafter. Beginning November 1, 2013, the Investor Class interests no longer pay the General Partner flat-rate brokerage commissions.

For the period January 1, 2012 to July 1, 2012, the Institutional Class interests paid the General Partner a monthly flat-rate commission equal to 0.333% of such interests as of the beginning of each month (4% per annum). From July 1, 2012 to October 31, 2013, the Institutional Class interests paid the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (a 3% annual rate). Beginning November 1, 2013, the Institutional Class interests no longer pay the General Partner flat-rate brokerage commissions.

In addition to any applicable selling agent fees for the period January 1, 2012 to October 31, 2013, the General Partner paid from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership paid all other execution costs, including give-up charges and service fees assessed by certain forward dealing desks. Actual trading commissions incurred by the Partnership and paid out of the General Partner's brokerage commission totaled $31,494 and $58,001 for the years ended December 31, 2013 and 2012, respectively. Execution costs paid directly by the Partnership, including brokerage commissions paid to third parties after October 31, 2013, totaled $3,854 and $27 for the years ended December 31, 2013 and 2012, respectively. Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

Effective November 1, 2013, the Partnership will pay brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6 to $23 per “round-turn” domestic futures transaction, inclusive of all fees. Trades on foreign exchanges may be higher depending upon the contract and exchange. The NFA and/or exchange will be paid on all of the Partnership’s trades conducted on U.S. commodity exchanges. The Partnership’s total brokerage commission costs are estimated to be 2% of the Partnership’s net assets.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Years Ended
	December 31,
	2013	2012
Investor Class	$74,782	$208,553
Institutional Class – Series 1	24,025	39,915
Institutional Class – Series 2	19,302	85,746
Institutional Class – General Partner – Series 3	40	58
Total	$118,149	$334,272

As of December 31, 2013 and 2012, $0 and $9,677, respectively, was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F.
Allocation of Income (Loss)

Net realized and unrealized trading profits and losses, interest income and other operating income and expenses, prior to any Class and/or Series specific fees, are allocated to the partners monthly in proportion to their capital account balances, as defined in the Agreement. Each partner is then charged its applicable Class and/or Series selling agent fees, portfolio construction management fees, marketing fees, management fees and incentive allocations/fees, as well as flat-rate brokerage commissions prior to November 1, 2013.

G.	Incentive Allocation and Fees

For the period January 1, 2012 to September 30, 2013, the General Partner was entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. The General Partner paid three-fourths of any incentive allocation it received to WIC, and the General Partner could distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership. For the years ended December 31, 2013 and 2012, the General Partner earned no incentive allocations.

Effective October 1, 2013, as a part of the Partnership’s revised investment mandate, the General Partner no longer receives an incentive allocation.

M6 is entitled to a quarterly incentive fee of 20% of Trading Gains (as defined in the M6 Agreement) in the Account (assets allocated to M6). “Trading Gain”, for the purpose of calculating the Advisor’s incentive fee only, is defined as the increase, if any, in the value of the Account managed by the Advisor arising out of commodity trading activity, including interest earned on such Account and any unrealized gains or losses in open commodity positions (after deductions of round turn brokerage commissions and management fees without reduction for any other expenses of such Account) as of the end of each quarter over the value of such Account as of the highest prior quarter (or the commencement of trading, whichever is higher) adjusted for withdrawals and additions to the account.

Stenger is entitled to a monthly incentive fee of 20% based on new trading profits (as defined in the Stenger Agreement) as of the end of each month. “Trading Profits”, for the purposes of calculating the Advisor’s incentive fees only, shall mean the cumulative profits (over and above the aggregate of previous period profits as of the end of any period) during the period (“Period”) (after deduction for brokerage fees paid out but before deducting the Advisor’s incentive fee payable). Trading Profits shall include: (i) the net of profits and losses (i.e. less commissions, clearing and exchange fees, and NFA fees) resulting from all trades closed out during the period, (ii) the change in unrealized profit or loss on open trades as of the closed of the Period, and (iii) the amount of interest and other investment income earned, not necessarily received, during the Period, minus: (i) the change in accrued commissions on open trades as of the close of the Period, and (ii) other expenses incurred during the Period.

There were no incentive fees earned by M6 or Stenger for the year ended December 31, 2013.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.	Management Fees

For the year ended December 31, 2012 and the period from January 1, 2013 through October 31, 2013, the Investor Class and Institutional Class – Series 2 interests paid the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner. For the aforementioned period, Institutional Class Series 1 and Series 3 interests were not assessed a management fee by the General Partner. Effective November 1, 2013, all limited partner interests in the Partnership pay the General Partner a fixed monthly management fee equal to 0.04167% (0.5% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each fiscal quarter. Management fees earned by the General Partner were as follows:

	For the Years Ended
	December 31,
	2013	2012
Investor Class	$16,517	$43,269
Institutional Class – Series 1	666	-
Institutional Class – Series 2	7,346	25,610
Total	$24,529	$68,879

As of December 31, 2013 and 2012, $93 and $0, respectively, were due to the General Partner. (See Note 6.)

Prior to October 1, 2013, in addition to the management fee paid to the General Partner, WIC assessed each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. For the years ended December 31, 2013 and 2012, no trading leverage was employed by WIC. Management fees to WIC totaled to $51,896 and $143,080 in 2013 and 2012, respectively. As of December 31, 2013 and 2012, $0 and $26,916, respectively, was due to WIC for management fees.

Effective October 1, 2013, the Partnership pays M6 a monthly trading advisor management fee of 0.083% (1% per year) of the Partnerships’ trading assets allocated to M6. Management fees to M6 amounted to $1,483 in 2013. As of December 31 2013, $484 in such fees was due to M6. The Partnership pays Stenger a monthly trading advisor management fee of 0.083% (1% per year) of the Partnerships’ trading assets allocated to Stenger. Management fees to Stenger amounted to $2,817 in 2013. As of December 31 2013, $1,014 in such fees was due to Stenger.

The management fees earned by all the Advisors were as follows:

	For the Years Ended
	December 31,
	2013	2012
Investor Class	$28,767	$73,027
Institutional Class – Series 1	14,997	22,376
Institutional Class – Series 2	12,407	47,644
Institutional Class – General Partner – Series 3	25	33
Total	$56,196	$143,080

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I.	Portfolio Construction Management Fees

Effective November 1, 2013, the Partnership pays the General Partner a monthly Portfolio Construction Management fee of up to 0.0625% of the Partnership’s net assets at the beginning of each month, or 0.75% per year. The General Partner may choose to distribute a portion of these fees to select advisors for their services in constructing and maintaining the Partnership’s portfolio. Portfolio Construction Management fees totaled $2,840 for the year ended December 31, 2013.

J.	Administrative Expenses

The Partnership’s actual accounting, auditing, legal, organizational, initial offering and other operating expenses will be borne by the Partnership. Effective November 1, 2013, if the Partnership’s net assets are less than $7,500,000, the General Partner will pay operating expense amounts that exceed 0.2083% of the net assets per month (the “operating expense cap”). (See Note 6.)

K.	Marketing Fees

Effective November 1, 2013, the Partnership pays a fixed monthly marketing fee of 0.029167% of net assets as of the last day of the most recent calendar month (0.35% per year). This fee is held in escrow by the General Partner and paid to appropriate vendors for their marketing services as needed. Marketing fees paid to the General Partner totaled $1,312 for the year ended December 31, 2013.

L.	Selling Agent Fees

Effective November 1, 2013, selling agents to the Partnership receive monthly selling agent compensation of 0.1667% (2% annually) of Net Assets in Investor Class units only, held at the end of the month for outstanding Investor Class units held by their clients. These amounts are charged to the Partnership and paid to Selling Agents on an ongoing basis for as long as an investor remains in the Partnership. In some cases, Selling Agents may receive a portion of the General Partner’s management fee. Prior to November 1, 2013, the General Partner paid such selling agent fees from the flat-rate General Partner brokerage commissions charged to the Partnership. Selling Agent fees separately paid by the Partnership for the year ended December 31, 2013 totaled $4,322. (See Note 6.)

M.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the years ended December 31, 2013 and 2012.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

M.	Income Taxes (continued) The Partnership files U.S. federal and state tax returns. The 2010 through 2013 tax years generally remain subject to examination by U.S. federal and most state authorities.
N.	Subscriptions Partnership units may be purchased on the first day of each month at the net asset value per unit determined on the last business day of the previous month.

O.	Redemptions Limited partners may redeem some or all of their units at net asset value per unit as of the last business day of each month with at least ten days written notice to the General Partner.
P.
Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net realized (losses) on closed contracts” in the Statements of Income (Loss) and totaled $487 and $1,958 for the years ended December 31, 2013 and 2012, respectively.

Q.
Recent Accounting Pronouncements

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

The Partnership’s adoption of ASU 2011-11 and ASU 2013-01 had no material impact on the Partnership’s financial statements. See Note 4., Derivative Instruments for disclosures required pursuant to the Partnership’s adoption of ASU 2011-11 and ASU 2013-01.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Q.
Recent Accounting Pronouncements (continued)

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Partnership is currently evaluating the impact ASU 2013-08 will have; however, no material impact on the Partnership’s financial statements is anticipated.

R.	Indemnifications

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

The fair value hierarchy, as more fully described in ASC Topic 820, Fair Value Measurement, prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 are publicly traded investments. As required by ASC Topic 820, Fair Value Measurement, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

3.	FAIR VALUE (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. During the years ended December 31, 2013 and 2012, there were no transfers into or out of fair value hierarchy levels.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$28,050	$-	$-	$28,050
Metals	160,838	-	-	160,838
Total futures contracts	188,888	-	-	188,888
Money market mutual funds	1,516,655	-	-	1,516,655
Total assets	$1,705,543	$-	$-	$1,705,543
Liabilities
Futures contracts
Commodities	$(28,664)	$-	$-	$(28,664)
Metals	(243,597)	-	-	(243,597)
Total futures contracts	$(272,261)	$-	$-	$(272,261)
Total liabilities	$(272,261)	$-	$-	$(272,261)

	As of December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$16,030	$-	$-	$16,030
Currencies	69,056	-	-	69,056
Energy	46,889	-	-	46,889
Financials	15,951	-	-	15,951
Metals	357,552	-	-	357,552
Stock indices	25,731	-	-	25,731
Total futures contracts	531,209	-	-	531,209
Money market mutual funds	2,965,547	-	-	2,965,547
Total assets	$3,496,756	$-	$-	$3,496,756
Liabilities
Futures contracts
Commodities	$(23,993)	$-	$-	$(23,993)
Currencies	(26,181)	-	-	(26,181)
Energy	(48,928)	-	-	(48,928)
Financials	(15,689)	-	-	(15,689)
Metals	(582,776)	-	-	(582,776)
Stock indices	(16,571)	-	-	(16,571)
Total futures contracts	$(714,138)	$-	$-	$(714,138)
Total liabilities	$(714,138)	$-	$-	$(714,138)

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of forward currency contracts and futures and options on futures contracts in currencies, financials, stock indices and a wide range of commodities, among others, (collectively, “derivatives”) for the purpose of achieving capital appreciation. Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized (losses) on open futures contracts.”

The Partnership’s derivatives held at December 31, 2013 and 2012 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

	Offsetting of Derivative Assets and Liabilities
	As of December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures Contracts(1)
Newedge USA, LLC	$188,888	$(188,888)	$-
Total futures contracts	$188,888	$(188,888)	$-
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(272,261)	$188,888	$(83,373)
Total futures contracts	$(272,261)	$188,888	$(83,373)
	Offsetting of Derivative Assets and Liabilities
	As of December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures Contracts(1)
ADM Investor Services, Inc.	$53,622	$(53,622)	$-
Newedge USA, LLC	477,587	(477,587)	-
Total futures contracts	$531,209	$(531,209)	$-
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Liabilities
Futures Contracts(1)
ADM Investor Services, Inc.	$(58,779)	$53,622	$(5,157)
Newedge USA, LLC	(655,359)	477,587	(177,772)
Total futures contracts	$(714,138)	$531,209	$(182,929)

(1)	See Note 3. for the fair value by type of contract within the category.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

The cash held at each counterparty at December 31, 2013 and 2012 exceeds the net derivatives liability, if any, at such counterparty.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Year Ended December 31, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$(1,864)	$7,349	$5,485	1,004
Currencies	(51,183)	(42,875)	(94,058)	400
Energy	(90,027)	2,039	(87,988)	784
Financials	(163,222)	(262)	(163,484)	2,156
Metals	(120,528)	142,465	21,937	596
Stock indices	169,502	(9,160)	160,342	1,760
Total futures contracts	(257,322)	99,556	(157,766)	6,700

Options on futures contracts
Commodities	(7,694)	-	(7,694)	142
Total gain (loss) from derivatives trading	$(265,016)	99,556	$(165,460)	6,842

	For theYear Ended December 31, 2012
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Contracts
Commodities	$61,536	$35,488	$97,024	1,798
Currencies	(124,409)	26,076	(98,333)	826
Energy	304,945	(78,157)	226,788	1,024
Financials	93,329	(92,787)	542	3,110
Metals	(979,787)	431,134	(548,653)	1,538
Stock indices	(1,506)	11,714	10,208	2,524
Total futures contracts	(645,892)	333,468	(312,424)	10,820

				Notional Value
				of Contracts
				Closed
Forward currency contracts	(174,957)	22,300	(152,657)	$46,857,597

Total gain (loss) from derivatives trading	$(820,849)	$355,768	$(465,081)

The number of contracts closed for futures and options on futures contracts represents the number of contract half-turns during the years ended December 31, 2013 and 2012. The notional value of contracts closed for forward currency contracts represents the U.S. dollar notional value of forward currency contracts closed during the year ended December 31, 2012.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

4.	DERIVATIVE INSTRUMENTS (CONTINUED)

A.	Market Risk

The Partnership engages in the speculative trading of derivatives. Derivative financial instruments involve varying degrees of off-balance sheet market risk whereby changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities may result in cash settlements in excess of the amounts recognized in the Statements of Financial Condition. The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility of the markets in which the financial instruments are traded and the liquidity of those markets.

B.	Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of December 31, 2013 and 2012, the latest maturity dates for open contracts are December 2014 and March 2014, respectively.

C.         Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. The purchase and sale of futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited with such brokers (“counterparties"). The Partnership’s counterparties with respect to the trading of futures contracts and options on futures contracts are major brokerage firms and banks located in the United States, or their foreign affiliates. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid. Credit risk due to counterparty nonperformance associated with futures contracts and options on futures contracts is reflected in the cash on deposit with brokers and forward currency dealer and the unrealized gains on open contracts held by such counterparties, if any, reflected above. The Partnership may also trade forward currency contracts in unregulated markets between principals and assume the risk of loss from counterparty nonperformance.

The Partnership has a substantial portion of its assets on deposit with brokers, forward currency dealers and other financial institutions in connection with its trading of derivative contracts and its cash management activities. Assets deposited with such brokers, dealers and other financial institutions in connection with the Partnership's trading of derivative contracts are partially restricted due to deposit or margin requirements. In the event of a financial institution's insolvency, recovery of the Partnership's assets on deposit may be limited to account insurance or other protection afforded such deposits

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

5.         FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2013 and 2012. The information has been derived from information presented in the financial statements.

	Year Ended December 31, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$762.65	$951.73	$888.99
(Loss) from operations
Net investment (loss)	(89.06)	(86.15)	(89.30)
Net trading (loss)	(49.89)	(64.30)	(58.37)
Net (loss)	(138.95)	(150.45)	(147.67)
Net Asset Value, end of the year	$623.70	$801.28	$741.32
Total Return(1)	(18.22)%	(15.81)%	(16.61)%
Supplemental Data
Ratios to average net asset value
Expenses	12.59%	9.93%	10.76%
Net investment (loss)	(12.56)%	(9.90)%	(10.75)%

	Year Ended December 31, 2012
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire year)
Net Asset Value, beginning of the year	$922.52	$1,115.07	$1,052.84
(Loss) from operations
Net investment (loss)	(98.28)	(83.60)	(90.36)
Net trading (loss)	(61.59)	(79.74)	(73.49)
Net (loss)	(159.87)	(163.34)	(163.85)
Net Asset Value, end of the year	$762.65	$951.73	$888.99
Total Return(1)	(17.33)%	(14.65)%	(15.56)%
Supplemental Data
Ratios to average net asset value
Expenses	11.70%	8.01%	9.46%
Net investment (loss)	(11.62)%	(7.94)%	(9.38)%

Total returns are calculated based on the change in value of a unit during the years presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
(FORMERLY BRIDGETON GLOBAL DIRECTIONAL FUND, LP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

6.	SUBSEQUENT EVENTS

Effective January 29, 2014, the Partnership’s Confidential Offering Memorandum has been revised to provide for (1) an increase in the General Partner management fee from an annual rate of 0.5% to 1.25% of the Partnership net assets (charged monthly), (2) the elimination of the operating expense cap, and (3) the creation of separate class of interests for Investor Class limited partners subject to pre-existing 3% selling agent agreements and new Investor Class limited partners will be subject to 2% selling agent agreements.

The Partnership has received and the General Partner has approved redemption requests through February 28, 2014 totaling approximately $208,000. Such redemptions amount to approximately 11% of the December 31, 2013 net asset value of the Partnership.
On March 26, 2014, the General Partner made the decision to terminate M6 and Stenger as trading advisors for the Partnership and accordingly, M6 and Stenger were instructed to begin liquidating all the Partnership’s open positions. The General Partner is currently evaluating the Partnership’s future trading plans.