Form 10-Q
period 2014-03-30
Endeavor Emerging Opportunities Fund, LP
filed 2014-05-15
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
STATEMENTS OF FINANCIAL CONDITION
As of March 31, 2014 (Unaudited) and December 31, 2013
_______________

	March 31,	December 31,
ASSETS	2014	2013
Equity in futures trading accounts:
Due from brokers (including margin deposits of
$14,947 for 2014 and $96,206 for 2013)	$166,469	$373,093
Net unrealized (losses) on open futures contracts	(14,956)	(83,373)
	151,513	289,720
Cash and cash equivalents	1,637,387	1,842,293
Prepaid selling agent fees	-	422
Due from General Partner	-	972
TOTAL ASSETS	$1,788,900	$2,133,407
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Redemptions payable	$242,577	$174,358
Other accrued expenses	12,649	12,134
Accrued management fees	1,230	1,591
TOTAL LIABILITIES	256,456	188,083
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (1,863.8330 and 2,050.5079 fully redeemable units at March 31, 2014 and
December 31, 2013, respectively)	1,109,853	1,278,905
Limited partners – Institutional Class – Series 1 (440.6578
fully redeemable units at March 31, 2014 and
December 31, 2013)	339,425	353,089
Limited partners – Institutional Class – Series 2 (115.0272 and 420.9192
fully redeemable units at March 31, 2014 and
December 31, 2013, respectively)	81,923	312,037
General partner – Institutional Class – Series 3 (0.4716
fully redeemable units at March 31, 2014 and
December 31, 2013)	1,243	1,293
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	1,532,444	1,945,324
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$1,788,900	$2,133,407

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of March 31, 2014 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Metals
6	6/18/14-9/17/14	London Copper	$(90,556)	(5.909)%
		Other	(26,988)	(1.761)%
		Total long futures contracts	$(117,544)	(7.670)%

SHORT FUTURES CONTRACTS
	Range of		Unrealized	% of
No. of	Expiration		Gain	Partners’
Contracts	Dates	Futures Industry Sector	(Loss), Net	Capital*
		Metals
6	6/18/14-9/17/14	London Copper	$61,150	3.990%
		Other	41,438	2.704%
		Total short futures contracts	$102,588	6.694%
		Total futures contracts	$(14,956)	(0.976)%

* Except for London Copper, no single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS (CONTINUED)
As of December 31, 2013
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

*No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

	Three Months Ended
	March 31,
	2014	2013
NET INVESTMENT (LOSS)
Income:
Interest income	$222	$440

Expenses:
Brokerage commissions, flat-rate	0	40,352
Management fees	8,920	28,971
Portfolio construction management fees	3,415	-
Marketing fees	1,576	-
Selling agent fees	7,867	-
Professional fees	14,536	19,563
Accounting, administrative fees and other expenses	4,737	10,534
Total expenses	41,051	99,420
Net investment (loss)	(40,829)	(98,980)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of futures contracts:
Net realized gains (losses) on closed contracts	(99,292)	137,891
Change in net unrealized gains on open contracts	68,417	53,121
Brokerage commissions, trading	(7,106)	-
Net trading profits (losses)	(37,981)	191,012
NET INCOME (LOSS)	$(78,810)	$92,032

NET INCOME (LOSS) PER UNIT
(based on weighted average number of units
outstanding during the period)
Investor Class	$(28.14)	$15.57
Institutional Class – Series 1	$(31.00)	$22.24
Institutional Class – Series 2	$(27.73)	$24.99
Institutional Class – General Partner – Series 3	$(106.02)	$76.04

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2014
 (Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2014	2,050.5079	$1,278,905	440.6578	$353,089	420.9192	$312,037	0.4716	$1,293	$1,945,324
Redemptions	(186.6749)	(114,086)	-	-	(305.8920)	(219,984)	-	-	(334,070)
Net (loss)	-	(54,966)	-	(13,664)	-	(10,130)	-	(50)	(78,810)
Balances at March 31, 2014	1,863.8330	$1,109,853	440.6578	$339,425	115.0272	$81,923	0.4716	$1,243	$1,532,444

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
January 1, 2014	$623.70	$801.28	$741.32	$2,741.73
March 31, 2014	$595.47	$770.27	$712.21	$2,635.71

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

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

1.
BASIS OF PRESENTATION

The interim financial statements of Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Directional Fund, LP) (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report.  In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented.  The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year or for any other period.

2.
PARTNERSHIP ORGANIZATION

The Partnership, a Delaware limited partnership, was organized on March 19, 2007 and commenced trading operations on August 1, 2007. The Partnership is an Investment Company that follows the accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) Topic 946 - Financial Services - Investment Companies. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto. The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, or Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

2.	PARTNERSHIP ORGANIZATION (CONTINUED)

From inception to September 30, 2013, Welton Investment Corporation ("WIC" or the “Advisor”) was the Partnership’s sole trading advisor, with all of the Partnership’s assets initially being traded pursuant to WIC’s Global Directional Portfolio, which follows a proprietary quantitative trading strategy. Effective September 30, 2013, the General Partner terminated WIC and decided to broaden its investment mandate by allocating to multiple trading advisors instead of a single trading advisor. Effective October 2013, the Partnership has retained 3D Capital Management, LLC (“3D”), Stenger Capital Management, LLC (“Stenger”), Protec Energy Partners, LLC (“Protec”), Goldman Management, Inc. (“Goldman”), M6 Capital Management, LLC (“M6”), and Principle Capital Management, LLC (“Principle”) as trading advisors for the Partnership. For the period from September 25, 2013 to March 26, 2014, the Partnership had active trading advisor agreements with M6 and Stenger (collectively the “Advisors”). On March 26, 2014, the General Partner made the decision to terminate M6 and Stenger as trading advisors for the Partnership and accordingly, M6 and Stenger were instructed to begin liquidating all the Partnership’s open positions. The General Partner is currently evaluating the Partnership’s future trading plans.

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

The Partnership’s financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income (loss) and expenses during the reporting period. Actual results could differ from these estimates

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), referred to as ASC or the Codification, is the single source of U.S. GAAP.

The Partnership has elected not to provide a statement of cash flows as permitted under ASC Topic 230, Statement of Cash Flows.

B.	Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired.  Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement.  At March 31, 2014 and December 31, 2013, the Partnership had investments in money market mutual funds of $1,516,780 and $1,516,655, respectively.  Interest received on cash deposits and dividends received from money market mutual funds is included as interest income and recognized on an accrual basis.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin.  Due from brokers at March 31, 2014 and December 31, 2013 consisted of cash on deposit with brokers of $166,469 and $373,093, respectively.  The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf.  The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

D.	Investments in Futures Contracts and Options on Futures Contracts

Investments in futures contracts and options on futures contracts are recorded on the trade date and open contracts are reported in the financial statements at their fair value on the last business day of the reporting period. The fair value of exchange-traded futures and options on futures contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  Accordingly, such contracts are classified as Level 1 fair value estimates under the fair value hierarchy as described within ASC Topic 820, Fair Value Measurement.

Gains or losses are realized when contracts are liquidated, on a first-in, first-out basis. Realized gains are netted with realized losses for financial reporting purposes and shown under the caption “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss).

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with a broker as “Net unrealized gains on open futures contracts” and the aggregate net unrealized losses with a broker as “Net unrealized (losses) on open futures contracts” in the Statements of Financial Condition. The net unrealized gains on open futures contracts from one broker are not offset against net unrealized losses on open futures contracts from another broker in the Statements of Financial Condition (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities.)

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains on open contracts.”

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E.	Brokerage Commissions

From July 1, 2012 to October 31, 2013, the Investor Class interests paid the General Partner a monthly flat-rate brokerage commission of up to approximately 0.4167% of the net asset value of such interests as of the beginning of each month (an annual rate of 5%). The General Partner would pay from this brokerage commission amount up to 3% per annum to properly registered selling agents as compensation for their ongoing services to the Partnership. To the extent the General Partner paid less than 3% to a selling agent with respect to any limited partnership interests sold by such selling agent, the brokerage commission charged with respect to those limited partnership interests would be reduced accordingly. For the period from January 1, 2013 to October 31, 2013, all Investor Class interests were charged a flat rate brokerage commission equal to an annual rate of 5%.  Beginning November 1, 2013, the Investor Class interests no longer pay the General Partner flat-rate brokerage commissions.

From July 1, 2012 to October 31, 2013, the Institutional Class interests paid the General Partner a monthly flat-rate brokerage commission of 0.25% of the net asset value of such interests as of the beginning of each month (a 3% annual rate). Beginning November 1, 2013, the Institutional Class interests no longer pay the General Partner a flat-rate brokerage commission.

In addition to any applicable selling agent fees for the period January 1, 2012 to October 31, 2013, the General Partner paid from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership paid all other execution costs. Actual trading commissions and other execution costs incurred by the Partnership and paid out of the General Partner's brokerage commission totaled $0 and $11,302 for the three months ended March 31, 2014 and 2013, respectively, including brokerage commission paid to third parties after October 31, 2013, totaling $7,106 and $0. Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

From November 1, 2013 to January 31, 2014, the Partnership paid brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6 to $23 per “round-turn” domestic futures transaction, inclusive of all fees. Effective February 1, 2014 the Partnership will pay brokerage commissions on the trades effected by the Advisors at the rate of $8.30 per "round-turn" domestic futures transaction, inclusive of all fees. Trades on foreign exchanges may be higher depending upon the contract and exchange. The NFA and/or exchange will be paid on all of the Partnership’s trades conducted on U.S. commodity exchanges. The Partnership’s total brokerage commission costs are estimated to be 2% of the Partnership’s net assets.

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Investor Class	$4,687	$25,000
Institutional Class – Series 1	1,339	7,469
Institutional Class – Series 2	1,075	7,871
Institutional Class – General Partner – Series 3	5	12
Total	$7,106	$40,352

As of March 31, 2014 and December 31, 2013, no amount was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
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

For the period January 1, 2012 to September 30, 2013, the General Partner was entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. The General Partner paid three-fourths of any incentive allocation it received to WIC, and the General Partner could distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership. For the three months ended March 31, 2013, the General Partner earned no incentive allocations.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.
Incentive Allocation and Fees (continued)

Stenger is entitled to a monthly incentive fee of 20% based on new trading profits (as defined in the Stenger Agreement) as of the end of each month. “Trading Profits”, for the purposes of calculating the Advisor’s incentive fees only, shall mean the cumulative profits (over and above the aggregate of previous period profits as of the end of any period) during the period (“Period”) (after deduction for brokerage fees paid out but before deducting the Advisor’s incentive fee payable). Trading Profits shall include: (i) the net of profits and losses (i.e. less commissions, clearing and exchange fees, and NFA fees) resulting from all trades closed out during the period, (ii) the change in unrealized profit or loss on open trades as of the close of the Period, and (iii) the amount of interest and other investment income earned, not necessarily received, during the Period, minus: (i) the change in accrued commissions on open trades as of the close of the Period, and (ii) other expenses incurred during the Period.
There were no incentive fees earned by M6 or Stenger for the three months ended March 31, 2014.

H.
Management Fees

For the period from January 1, 2013 through October 31, 2013, the Investor Class and Institutional Class – Series 2 interests paid the General Partner a quarterly management fee equal to ¼ of 1% (1% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each calendar quarter before deducting accrued ordinary legal, accounting and auditing fees and before any incentive allocation to the General Partner. For the aforementioned period, Institutional Class Series 1 and Series 3 interests were not assessed a management fee by the General Partner. For the period from November 1, 2013 to January 31, 2014, all limited partner interests in the Partnership paid the General Partner a fixed monthly management fee equal to 0.04167% (0.5% annually) of the net assets of the Partnership (as defined in the Agreement) as of the beginning of each fiscal quarter. Effective February 1, 2014, the management fee increased from an annual rate of 0.5% to 1.25% of the Partnership net assets as of the beginning of each fiscal quarter (charged monthly). Management fees earned by the General Partner were as follows:

	For the Three Months Ended
	March 31,
	2014	2013
Investor Class	$3,197	$5,494
Institutional Class – Series 1	883	-
Institutional Class – Series 2	780	3,054
Institutional Class – General Partner - Series 3	3	-
Total	$4,863	$8,548

As of March 31, 2014 and December 31, 2013, $0 and $93, respectively, were due to the General Partner.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
H.	Management Fees (Continued)
Prior to October 1, 2013, in addition to the management fee paid to the General Partner, WIC assessed each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. For the three months ended March 31, 2013, no trading leverage was employed by WIC. Management fees to WIC totaled to $20,423 for the three months ended March 31, 2013. As of March 31, 2013, $20,423 was due to WIC for management fees.

Effective October 1, 2013, the Partnership pays M6 a monthly trading advisor management fee of 0.083% (1% per year) of the Partnerships’ trading assets allocated to M6. The fees amounted to $1,290 for the three months ended March 31, 2014. As of March 31, 2014 and December 31 2013, $387 and $484, respectively, were due to M6. The Partnership pays Stenger a monthly trading advisor management fee of 0.083% (1% per year) of the Partnerships’ trading assets allocated to Stenger. Management fees to Stenger amounted to $2,767 for the three months ended March 31, 2014. As of March 31, 2014 and December 31 2013, $843 and $1,014, respectively, were due to Stenger.

The management fees earned by all the Advisors were as follows:
	For the Three Months Ended
	March 31,
	2014	2013
Investor Class	$2,679	$10,095
Institutional Class – Series 1	777	5,019
Institutional Class – Series 2	598	5,301
Institutional Class – General Partner – Series 3	3	8
Total	$4,057	$20,423

I.	Portfolio Construction Management Fees

Effective November 1, 2013, the Partnership pays the General Partner a monthly Portfolio Construction Management fee of up to 0.0625% of the Partnership’s net assets at the beginning of each month, or 0.75% per year. The General Partner may choose to distribute a portion of these fees to select advisors for their services in constructing and maintaining the Partnership’s portfolio. Portfolio Construction Management fees totaled $3,415 for the three months ended March 31, 2014.

J.	Administrative Expenses

The Partnership's actual accounting, auditing, legal, organizational, initial offering and other operating expenses will be borne by the Partnership. For the period November 1, 2013 to January 31, 2014, if the Partnership's net assets were less than $7,500,000, the General Partner paid operating expense amounts that exceeded 0.2083% of the net assets per month (the "operating expense cap"). Effective February 1, 2014, the operating expense cap was eliminated and the Partnership is responsible for paying all operating fees.

K.
Marketing Fees
Effective November 1, 2013, the Partnership pays a fixed monthly marketing fee of 0.029167% of net assets as of the last day of the most recent calendar month (0.35% per year). This fee is held in escrow by the General Partner and paid to appropriate vendors for their marketing services as needed. Marketing fees paid to the General Partner totaled $1,576 for the three months ended March 31, 2014.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

L.	Selling Agent Fees

For the period from November 1, 2013 to January 31, 2014, selling agents to the Partnership received monthly selling agent compensation of 0.1667% (2% annually) of Net Assets in Investor Class units only, held at the end of the month for outstanding Investor Class units held by their clients. Effective February 1, 2014, the Partnership revised the Confidential Offering Memorandum to provide for the creation of separate classes of interests for Investor Class limited partners subject to pre-existing 3% selling agent agreements and new Investor Class limited partners will be subject to 2% selling agent agreements. These amounts are charged to the Partnership and paid to Selling Agents on an ongoing basis for as long as an investor remains in the Partnership. In some cases, Selling Agents may receive a portion of the General Partner’s management fee. Prior to November 1, 2013, the General Partner paid such selling agent fees from the flat-rate General Partner brokerage commissions charged to the Partnership. Selling Agent fees for the Partnership for the three months ended March 31, 2014 totaled $7,867.

M.	Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period.  The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.  The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three months ended March 31, 2014 and 2013.

The Partnership files U.S. federal and state tax returns. The 2011 through 2013 tax years generally remain subject to examination by U.S. federal and most state authorities.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

P.	Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains resulting from the translation to U.S. dollars are reported as a component of “Net realized gains (losses) on closed contracts” in the Statements of Income (Loss) and totaled $0 and $1,777 for the three months ended March 31, 2014 and 2013, respectively.

Q.
Recent Accounting Pronouncement

In June 2013, the FASB issued Accounting Standards Update No. 2013-08 (“ASU 2013-08”), entitled Financial Services – Investment Companies (Topic 946) – Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the approach to assessing whether an entity is an investment company, clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. In addition, ASU 2013-08 requires non-controlling ownership interests in other investment companies to be measured at fair value and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. The Partnership's adoption of ASU 2013-08 had no material impact on the Partnership's financial statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

3.              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

R.	Indemnifications

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
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period.  During the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers into or out of the fair value hierarchy levels.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Metals	$102,588	$-	$-	$102,588
Money market mutual funds	1,516,780	-	-	1,516,780
Total assets	$1,619,368	$-	$-	$1,619,368

Liabilities
Futures contracts
Metals	$(117,544)	$-	$-	$(117,544)
Total liabilities	$(117,544)	$-	$-	$(117,544)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Futures contracts
Commodities	$28,050	$-	$-	$28,050
Metals	160,838	-	-	160,838
Total futures contracts	188,888	-	-	188,888
Money market mutual funds	1,516,655	-	-	1,516,655
Total assets	$1,705,543	$-	$-	$1,705,543

Liabilities
Futures contracts
Commodities	$(28,664)	$-	$-	$(28,664)
Metals	(243,597)	-	-	(243,597)
Total futures contracts	(272,261)	-	-	(272,261)
Total liabilities	$(272,261)	$-	$-	$(272,261)

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS

The Partnership engages in the speculative trading of futures and options on futures contracts in currencies, financials, stock indices and a wide range of commodities, among others, (collectively, “derivatives”) for the purpose of achieving capital appreciation. Since the derivatives held or sold by the Partnership are for speculative trading purposes, the derivative instruments are not designated as hedging instruments as defined in ASC Topic 815, Derivatives and Hedging.

Under provisions of ASC Topic 815, Derivatives and Hedging, entities are required to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial condition. Investments in futures contracts are reported in the Statements of Financial Condition as “Net unrealized (losses) on open futures contracts.”

The Partnership’s derivatives held at March 31, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

Offsetting of Derivative Assets and Liabilities
As of March 31, 2014
		Gross Amounts	Net amount
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
Newedge USA, LLC	$102,588	$(102,588)	$-
Total Futures contracts	$102,588	$(102,588)	$-

		Gross Amounts	Net amount
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(117,544)	$102,588	$(14,956)
Total futures contracts	$(117,544)	$102,588	$(14,956)

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities
As of December 31, 2013
		Gross Amounts	Net amount
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
Newedge USA, LLC	$188,888	$(188,888)	$-
Total futures contracts	$188,888	$(188,888)	$-

		Gross Amounts	Net amount
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(272,261)	$188,888	$(83,373)
Total futures contracts	$(272,261)	$188,888	$(83,373)

(1)See Note 4. for the fair value by type of contract within the category.

The cash held at each counterparty at March 31, 2014 and December 31, 2013 exceeds the net derivatives liability, if any, at such counterparty.

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended March 31, 2014
		Change in	Net	Number of
	Net Realized	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains	(Losses)	Positions
Commodities	$(9,862)	$614	$(9,248)	610
Financials	(4,791)	-	(4,791)	186
Metals	(67,803)	67,803	-	46
Stock indices	(1,572)	-	(1,572)	540
Total Futures contracts	(84,028)	68,417	(15,611)	1,382

Options on futures contracts
Commodities	(15,264)	0	(15,264)	342
Total gain (loss) from derivatives trading	$(99,292)	$68,417	$(30,875)	1,724

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

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

The number of contracts closed for futures and options on futures contracts represents the number of contract half-turns during the three months ended March 31, 2014 and 2013.
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

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of March 31, 2014 and December 31, 2013, the latest maturity dates for open contracts are September 2014 and December 2014, respectively.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

C.        Credit Risk

Futures are contracts for delayed delivery of financial interests in which the seller agrees to make delivery at a specified future date of a specified financial instrument at a specified price or yield. Risk arises from changes in the fair value of the underlying instruments. The purchase and sale of futures contracts requires certain margin deposits with the brokers. Additional deposits may be necessary for any loss on contract fair value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited with such brokers (“counterparties"). The Partnership’s counterparties with respect to the trading of futures contracts and options on futures contracts are major brokerage firms and banks located in the United States, or their foreign affiliates. As both a buyer and seller of options, the Parnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Parterneship to potentially unlimited liability, and purchased options expose the Partnership to a risk of loss limited to the premiums paid. Credit risk due to counterparty nonperformance associated with futures contracts and options on futures contracts is reflected in the cash on deposit with brokers and the unrealized gains on open contracts held by such counterparties, if any, reflected above.

The Partnership has a substantial portion of its assets on deposit with brokers and other financial institutions in connection with its trading of derivative contracts and its cash management activities. Assets deposited with such brokers, dealers and other financial institutions in connection with the Partnership's trading of derivative contracts are partially restricted due to deposit or margin requirements. In the event of a financial institution's insolvency, recovery of the Partnership's assets on deposit may be limited to account insurance or other protection afforded such deposits.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
_______________

6.                 FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013.  The information has been derived from information presented in the financial statements.

	Three Months Ended March 31, 2014
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$623.70	$801.28	$741.32
(Loss) from operations
Net investment (loss)	(15.21)	(14.40)	(13.00)
Net trading (loss)	(13.02)	(16.61)	(16.11)
Net (loss)	(28.23)	(31.01)	(29.11)
Net Asset Value, end of the period	$595.47	$770.27	$712.21

Total Return(1)(3)	(4.53)%	(3.87)%	(3.93)%

Supplemental Data
Ratios to average net asset value
Expenses(2)	10.12%	7.37%	8.64%
Net investment (loss)(2)	(10.07)%	(7.32)%	(8.58)%

	Three Months Ended March 31, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$762.65	$951.73	$888.99
Profit (loss) from operations
Net investment (loss)	(21.40)	(19.38)	(20.55)
Net trading profit(4)	33.26	41.65	38.70
Net profit	11.86	22.27	18.15
Net Asset Value, end of the period	$774.51	$974.00	$907.14
Total Return(1)(3)	1.56%	2.34%	2.04%
Supplemental Data
Ratios to average net asset value
Expenses(2) (5)	11.31%	8.03%	9.45%
Net investment (loss)(2) (5)	(11.26)%	(7.98)%	(9.40)%

Total returns are calculated based on the change in value of a unit during the periods presented.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

______________________
(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)	Annualized.
(3)	Not annualized.
(4)	Excludes the effect of trading commissions reported in operating expenses amounting to a reduction of net trading profit per unit and an increase in net investment (loss) per unit of $2.16, $2.73 and $2.51 for Investor Class, Institutional Class Series -1, and Institutional Class Series - 2, respectively, for the three months ended March 31, 2013.
(5)	Includes the expense effect of trading commissions reported in operating expenses amounting to an increase in the expenses and a corresponding reduction in the net investment (loss) ratios of 1.14%, 1.13% and 1.15% for Investor Class, Institutional Class Series -1, and Institutional Class Series - 2, respectively, for the three months ended March 31, 2013.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Directional Fund, LP) (the “Partnership”) is a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership’s business is to trade, buy, sell or otherwise acquire, hold or dispose of commodity futures contracts, options on physical commodities and on commodity futures contracts, forward contracts, and instruments that may be subject of a futures contract, including equities, indices and sectors ("Commodity Interests"), and any rights pertaining thereto and to engage in all activities incident thereto.  The Partnership may also invest in entities (including without limitation other partnerships, separate managed accounts, exchange traded funds or other types of funds) that primarily trade in exchange traded securities, options on exchange traded securities, exchange traded funds, and Commodity Interests. The objective of the Partnership is the appreciation of its assets through speculative trading.

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. From inception until September 30, 2013, the General Partner had selected Welton Investment Corporation ("WIC") as the Partnership's trading advisor. For the period September 25, 2013 to March 26, 2014, the Partnership had active trading advisor agreements with M6 and Stenger (collectively the “Advisors”). On March 26, 2014, the General Partner made the decision to terminate M6 and Stenger as trading advisors for the Partnership and accordingly, M6 and Stenger were instructed to begin liquidating all the Partnership’s open positions. The General Partner is currently evaluating the Partnership’s future trading plans.

The success of the Partnership is dependent upon the ability of the Advisors to generate trading profits through the speculative trading of Commodity Interests sufficient to produce capital appreciation after payment of all fees and expenses. Future results will depend in large part upon the Commodity Interests markets in general, the performance of the Advisors, the amount of additions and redemptions and changes in interest rates. Due to the leveraged nature of the Partnership’s trading activity, small price movements in Commodity Interests may result in substantial gains or losses to the Partnership. Because of the nature of these factors and their interaction, past performance is not indicative of future results. As a result, any recent increases in net realized or unrealized gains may have no bearing on any results that may be obtained in the future.

The Partnership incurs substantial charges from the payment of brokerage commissions to the General Partner (prior to November 1, 2013), payment of management and incentive fees to the Advisors, payment of management fees and incentive allocations to the General Partner (prior to November 1, 2013) and administrative expenses. The Partnership is required to make trading profits to avoid depleting and exhausting its assets from the payment of such fees, allocations and expenses.

Since the Partnership’s inception through September 30, 2013, the General Partner allocated the Partnership’s capital entirely to WIC’s Global Directional Portfolio. For the period from October 1, 2013 to March 26, 2014, the Partnership allocated its trading assets to the Advisors: approximately 32% to M6 and 68% to Stenger. The General Partner believes that the combination of several investment strategies and global market exposure reduces the Partnership’s dependence on the success of any single strategy while positioning the Partnership to participate in economic trends in different markets. Nonetheless, in many cases the markets traded by the individual trading strategies overlap and the positions held by the Partnership at any particular point in time may result in different concentrations in any group of markets, which may reduce the diversification of the Partnership’s investments. These firms offer what the General Partner believes to be unique approaches that complement each other. Stenger operates the Diversified Trading Program and M6 operates the Standard Program. The General Partner seeks to limit market and credit risks by monitoring daily income and margin levels. The General Partner also relies upon the risk management strategies inherent in the Advisors’ trading programs. In the future, the General Partner may utilize additional strategies or appoint additional advisors to trade on behalf of the Partnership.

Effective November 2013, the Partnership will pay actual brokerage commissions on the trades effected for the Partnership by the Advisors at the rate of approximately $6.00 - $23.00 per “round-turn” domestic futures transaction, inclusive of all fees.  Effective February 1, 2014, the Partnership's commission rates were revised to an approximate rate of $8.30 per "round-turn". Prior to November 2013, the Investor Class interests were charged a 5.00% annual brokerage fee (6.00% from October 1, 2011 through June 30, 2012) and the Institutional Class was charged a 3.00% annual brokerage fee (4.00% through June 30, 2012). In addition, the classes may be comprised of different series.

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

Investments in commodity futures, options and forward contracts are recorded on the trade date and open contracts are recorded in the financial statements at their fair value on the last business day of the reporting period. The difference between the original cost basis of the contract and fair value is recorded in income as a net unrealized gain or loss on open contracts in the Statements of Financial Condition. Realized gains and losses on closed contracts are recorded on a first-in, first-out basis. Interest income is recognized on an accrual basis. All Commodity Interests and financial instruments are recorded at fair value in the financial statements. Fair value is based on quoted market prices or estimates of fair value.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

For the quarter ended March 31, 2014, the Partnership had total net trading (losses) comprised of $(99,292) in net realized losses on closed contracts, $68,417 in change in net unrealized gains on open contracts and brokerage commissions from trading of $7,106 and interest income of $222. For the same quarter in 2013, the Partnership had total net trading gains comprised of $137,891 in net realized gains on closed contracts, $53,121 in change in net unrealized gains on open contracts, and interest income of $440.

In January 2014, the Partnership had a net loss of $(29,650).  The Partnership had unprofitable positions in corn, soybeans, and Eurodollars; the Partnership had some offsetting gains in lean hogs and wheat.  In February 2014, the Partnership had a net loss of $(13,125).  The Partnership had unprofitable positions in soybeans, emini S&P and live cattle; the Partnership had some offsetting gains in lean hogs, wheat and bean meal.  In March 2014, the Partnership had a net loss of $(36,035).  The Partnership saw the majority of losses in wheat, corn, Eurodollars and lean hogs.

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

For the quarter ended March 31, 2014, the Partnership had expenses comprised of $8,920 in management fees, $3,415 in portfolio construction management fees, $1,576 in marketing fees, $7,867 in selling agent fees, $14,536 in professional fees, and $4,737 in accounting, administrative fees and other expenses. For the same quarter ended March 31, 2013, the Partnership had expenses comprised of $40,352 in brokerage commissions (including clearing and exchange fees), $28,971 in management fees, $19,563 in professional fees, and $10,534 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(78,810) for the quarter ended March 31, 2014 compared to a net gain of $92,032 for the same quarter in 2013.

At March 31, 2014, the net asset value of the Partnership was $1,532,444, compared to its net asset value of $1,945,324 at December 31, 2013.

During the quarter ended March 31, 2014, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material. The Advisor trades for the Partnership only with counterparties which it believes to be credit worthy.

Liquidity and Capital Resources

In general, each Advisor trades only those Commodity Interests that have sufficient liquidity to enable it to enter and close out positions without causing major price movements. Notwithstanding the foregoing, most United States commodity exchanges limit the amount by which certain commodities may move during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Pursuant to such regulations, no trades may be executed on any given day at prices beyond daily limits the price of a futures contract occasionally has exceeded the daily limit for several consecutive days, with little or no trading, thereby effectively preventing a party from liquidating its position. While the occurrence of such an event may reduce or eliminate the liquidity of a particular market, it will not eliminate losses and may, in fact, substantially increase losses because of the inability to liquidate unfavorable positions. In addition, if there is little or no trading in a particular futures contract that the Partnership is trading, whether such liquidity is caused by any of the above reasons or otherwise, the Partnership may be unable to liquidate its position prior to its expiration date, of thereby requiring the Partnership to make or take delivery of the underlying interests of the Commodity Interests.

The Partnership’s capital resources are dependent upon three factors: (a) the income or losses generated by the Advisors; (b) the capital invested or redeemed by the limited partners; and (c) the capital invested or redeemed by the General Partner. The Partnership sells limited partnership units to investors from time to time in private placements pursuant to Regulation D of the Securities Act of 1933, as amended. As of the last day of any month, a limited partner may redeem all of its limited partnership units on 10 days’ prior written notice to the General Partner.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of March 31, 2014 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the first quarter of 2014, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of March 31, 2014, 2,419.9896 Partnership Units were held by 69 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2014 through March 31, 2014, there were no subscriptions for Partnership Units.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP

Date: May 15, 2014	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer