Form 10-Q
period 2014-06-30
Endeavor Emerging Opportunities Fund, LP
filed 2014-08-13
CIK 1409834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

YES	X	NO ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        X           No     ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ______	Accelerated Filer ______
Non-accelerated filer ______	Smaller Reporting Company X
(do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	______	NO X

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Statements of Financial Condition
Condensed Schedules of Investments
Statements of Income (Loss)
Statements of Changes in Partners’ Capital (Net Asset Value)
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF FINANCIAL CONDITION
As of June 30, 2014 (Unaudited) and December 31, 2013
_______________

	June 30,	December 31,
ASSETS	2014	2013
Equity in futures trading accounts:
Due from brokers (including margin deposits of
$3,936 for 2014 and $96,206 for 2013)	$10,450	$373,093
Net unrealized (losses) on open futures contracts	(3,938)	(83,373)
	6,512	289,720
Cash and cash equivalents	1,322,076	1,842,293
Prepaid selling agent fees	-	422
Due from General Partner	-	972
TOTAL ASSETS	$1,328,588	$2,133,407
LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Redemptions payable	$113,440	$174,358
Other accrued expenses	14,424	12,134
Accrued management fees	-	1,591
TOTAL LIABILITIES	127,864	188,083
PARTNERS’ CAPITAL (NET ASSET VALUE)
Limited partners – Investor Class (1,614.2410 and 2,050.5079 fully redeemable units at June 30, 2014 and
December 31, 2013, respectively)	913,918	1,278,905
Limited partners – Institutional Class – Series 1 (308.0913 and 440.6578
fully redeemable units at June 30, 2014 and
December 31, 2013, respectively)	227,245	353,089
Limited partners – Institutional Class – Series 2 (85.5911 and 420.9192
fully redeemable units at June 30, 2014 and
December 31, 2013, respectively)	58,370	312,037
General partner – Institutional Class – Series 3 (0.4716
fully redeemable units at June 30, 2014 and
December 31, 2013)	1,191	1,293
TOTAL PARTNERS’ CAPITAL (NET ASSET VALUE)	1,200,724	1,945,324
TOTAL LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)	$1,328,588	$2,133,407

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
CONDENSED SCHEDULES OF INVESTMENTS
As of June 30, 2014 (Unaudited)
_______________

LONG FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Metals	$(5,369)	(0.447)%
Total long futures contracts	$(5,369)	(0.447)%

SHORT FUTURES CONTRACTS
	Unrealized	% of
	Gain	Partners’
Futures Industry Sector	(Loss), Net	Capital*
Metals	$1,431	0.119%
Total short futures contracts	$1,431	0.119%
Total futures contracts	$(3,938)	(0.328)%

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

*No single contract’s value exceeds 5% of Partners’ Capital

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INVESTMENT (LOSS)
Income:
Interest income	$142	$40	$364	$480

Expenses:
Brokerage commissions, flat-rate	-	35,894	-	76,246
Management fees	4,789	24,490	13,709	53,461
Portfolio construction management fees	2,719	-	6,134	-
Marketing fees	1,254	-	2,830	-
Selling agent fees	7,974	-	15,841	-
Professional fees	47,513	37,300	62,049	56,863
Accounting, administrative fees and other expenses	4,819	10,232	9,556	20,766
Total expenses	69,068	107,916	110,119	207,336
Net investment (loss)	(68,926)	(107,876)	(109,755)	(206,856)

TRADING PROFITS (LOSSES)
Profits (losses) on trading of commodity futures contracts:
Net realized (losses) on closed contracts	(11,018)	(436,379)	(110,310)	(298,488)
Change in net unrealized gains on open contracts	11,018	295,640	79,435	348,761
Brokerage commissions, trading	-	-	(7,106)	-
Net trading profits (losses)	-	(140,739)	(37,981)	50,273
NET (LOSS)	$(68,926)	$(248,615)	$(147,736)	$(156,583)

NET (LOSS) PER UNIT
(based on weighted average number of units outstanding during the period)
Investor Class	$(29.26)	$(55.47)	$(57.36)	$(36.34)
Institutional Class – Series 1	$(30.72)	$(60.97)	$(61.74)	$(36.95)
Institutional Class – Series 2	$(30.36)	$(61.34)	$(56.59)	$(28.36)
Institutional Class – General Partner – Series 3	$(110.26)	$(216.32)	$(216.28)	$(141.68)

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2014
(Unaudited)
_______________

	Partners' Capital (Net Asset Value)
			Institutional Class
							Series 3
	Investor Class		Series 1		Series 2		General Partner
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balances at January 1, 2014	2,050.5079	$1,278,905	440.6578	$353,089	420.9192	$312,037	0.4716	$1,293	$1,945,324
Redemptions	(436.2669)	(256,379)	(132.5665)	(100,000)	(335.3281)	(240,485)	-	-	(596,864)
Net (loss)	-	(108,608)	-	(25,844)	-	(13,182)	-	(102)	(147,736)
Balances at June 30, 2014	1,614.2410	$913,918	308.0913	$227,245	85.5911	$58,370	0.4716	$1,191	$1,200,724

	Net Asset Value Per Unit
		Institutional Class
				Series 3
	Investor Class	Series 1	Series 2	General Partner
January 1, 2014	$623.70	$801.28	$741.32	$2,741.73
June 30, 2014	$566.16	$737.59	$681.96	$2,525.45

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

See Notes to Financial Statements.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

1.                 BASIS OF PRESENTATION

The interim financial statements of Endeavor Emerging Opportunities Fund, LP (formerly Bridgeton Global Directional Fund, LP and RFMC Global Directional Fund, LP) (the “Partnership”), included herein, have been prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Rule 8-03 of Regulation S-X may be omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. The Partnership follows the same accounting policies in the preparation of interim reports as set forth in the annual report. In the opinion of management, the financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position, results of operations and changes in partners’ capital for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for a full year or for any other period.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

2.             PARTNERSHIP ORGANIZATION (CONTINUED)

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

From inception to September 30, 2013, Welton Investment Corporation ("WIC" or the “Advisor”) was the Partnership’s sole trading advisor, with all of the Partnership’s assets initially being traded pursuant to WIC’s Global Directional Portfolio, which follows a proprietary quantitative trading strategy. Effective September 30, 2013, the General Partner terminated WIC and decided to broaden its investment mandate by allocating to multiple trading advisors instead of a single trading advisor. Effective October 2013, the Partnership has retained 3D Capital Management, LLC (“3D”), Stenger Capital Management, LLC (“Stenger”), Protec Energy Partners, LLC (“Protec”), Goldman Management, Inc. (“Goldman”), M6 Capital Management, LLC (“M6”), and Principle Capital Management, LLC (“Principle”) as trading advisors for the Partnership. For the period from September 25, 2013 to March 26, 2014, the Partnership had active trading advisor agreements with M6 and Stenger (collectively the “Advisors”). On March 26, 2014, the General Partner made the decision to terminate M6 and Stenger as trading advisors for the Partnership and accordingly, M6 and Stenger were instructed to begin liquidating all the Partnership’s open positions. The Partnership has been in a temporary cessation of trading period since March 31, 2014, and  the General Partner is currently evaluating the Partnership’s future trading plans.

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

B.
Cash and Cash Equivalents

The Partnership has defined cash and cash equivalents as cash and short-term, highly liquid investments with maturities of three months or less when acquired. Money market mutual funds, which are included in cash equivalents, are classified as Level 1 fair value estimates (unadjusted quoted prices in active markets for identical assets) under the fair value hierarchy provisions as described in ASC Topic 820, Fair Value Measurement. At June 30, 2014 and December 31, 2013, the Partnership had investments in money market mutual funds of $1,266,922 and $1,516,655, respectively. Interest received on cash deposits and dividends received from money market mutual funds is included as interest income and recognized on an accrual basis.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

3.             SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.
Due from Brokers

Due from brokers represents deposits required to meet margin requirements and excess funds not required for margin. Due from brokers at June 30, 2014 and December 31, 2013 consisted of cash on deposit with brokers of $10,450 and $373,093, respectively. The Partnership is subject to credit risk to the extent any broker with whom the Partnership conducts business is unable to deliver cash balances or securities, or clear securities transactions on the Partnership’s behalf. The General Partner monitors the financial condition of the brokers with which the Partnership conducts business and believes that the likelihood of loss under the aforementioned circumstances is remote.

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

As each broker has the individual right of offset, the Partnership presents the aggregate net unrealized gains with a broker as “Net unrealized gains on open futures contracts” and the aggregate net unrealized losses with a broker as “Net unrealized (losses) on open futures contracts” in the Statements of Financial Condition. The net unrealized gains on open futures contracts from one broker are not offset against net unrealized losses on open futures contracts from another broker in the Statements of Financial Condition (see Note 5., Derivative Instruments, for disclosures about offsetting derivative assets and liabilities).

Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income (Loss) under the caption “Change in net unrealized gains on open contracts.”

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
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

In addition to any applicable selling agent fees for the period January 1, 2012 to October 31, 2013, the General Partner paid from its brokerage commission all floor brokerage, exchange, clearing and NFA fees with respect to the Partnership’s trading, but the Partnership paid all other execution costs. Actual trading commissions and other execution costs incurred by the Partnership and paid out of the General Partner's brokerage commission totaled $0 for the three and six months ended June 30, 2014 and $9,159 and $20,461 for the three and six months ended June 30, 2013, respectively. Brokerage commissions paid to third parties after October 31, 2013, totaled $0 and $7,106 for the three and six months ended June 30, 2014, respectively. Approximately 35% to 45% of actual trading commissions incurred by the Partnership are remitted to an Introducing Broker affiliated with Bridgeton.

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

Commissions and execution costs charged to each Class or Series were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investor Class	$-	$22,293	$4,687	$47,293
Institutional Class – Series 1	-	7,100	1,339	14,569
Institutional Class – Series 2	-	6,489	1,075	14,360
Institutional Class – General Partner – Series 3	-	12	5	24
Total	$-	$35,894	$7,106	$76,246

As of June 30, 2014 and December 31, 2013, no amount was due from the General Partner for reimbursement on broker commissions advanced by the Partnership.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
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

G.
Incentive Allocation and Fees

For the period January 1, 2012 to September 30, 2013, the General Partner was entitled to a quarterly incentive allocation equal to 20% of New Profits (as defined in the Confidential Offering Memorandum), if any. The term “New Profits” for the purpose of calculating the General Partner's incentive allocation only, is defined as the excess (if any) of (A) the net asset value of the Partnership as of the last day of any calendar quarter (before deduction of incentive allocations made or accrued for such quarter), over (B) the net asset value of the Partnership as of the last day of the most recent quarter for which an incentive allocation was paid or payable (after deduction of such incentive allocation). In computing New Profits, the difference between (A) and (B) above shall be (i) increased by the amount of any distributions or redemptions paid or accrued by the Partnership as of or subsequent to the date in (B) through the date in (A), (ii) adjusted (either decreased or increased, as the case may be) to reflect the amount of any additional allocations or negative reallocations of Partnership assets from the date in (B) to the last day of the quarter as of which the current incentive allocation calculation is made, and (iii) increased by the amount of any losses attributable to redemptions. The General Partner paid three-fourths of any incentive allocation it received to WIC, and the General Partner could distribute a portion of its share of the incentive allocation to properly registered selling agents as compensation for their ongoing services to the Partnership. For the three and six months ended June 30, 2013, the General Partner earned no incentive allocations.

Effective October 1, 2013, as a part of the Partnership’s revised investment mandate, the General Partner no longer receives an incentive allocation.

M6 was entitled to a quarterly incentive fee of 20% of Trading Gains (as defined in the M6 Agreement) in the Account (assets allocated to M6). “Trading Gain”, for the purpose of calculating the Advisor’s incentive fee only, is defined as the increase, if any, in the value of the Account managed by the Advisor arising out of commodity trading activity, including interest earned on such Account and any unrealized gains or losses in open commodity positions (after deductions of round turn brokerage commissions and management fees without reduction for any other expenses of such Account) as of the end of each quarter over the value of such Account as of the highest prior quarter (or the commencement of trading, whichever is higher) adjusted for withdrawals and additions to the account.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

3.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

G.	Incentive Allocation and Fees (Continued)

Stenger was entitled to a monthly incentive fee of 20% based on new trading profits (as defined in the Stenger Agreement) as of the end of each month. “Trading Profits”, for the purposes of calculating the Advisor’s incentive fees only, shall mean the cumulative profits (over and above the aggregate of previous period profits as of the end of any period) during the period (“Period”) (after deduction for brokerage fees paid out but before deducting the Advisor’s incentive fee payable). Trading Profits shall include: (i) the net of profits and losses (i.e. less commissions, clearing and exchange fees, and NFA fees) resulting from all trades closed out during the period, (ii) the change in unrealized profit or loss on open trades as of the close of the Period, and (iii) the amount of interest and other investment income earned, not necessarily received, during the Period, minus: (i) the change in accrued commissions on open trades as of the close of the Period, and (ii) other expenses incurred during the Period.

There were no incentive fees earned by M6 or Stenger for the three and six months ended June 30, 2014.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investor Class	$3,469	$4,614	$6,666	$10,108
Institutional Class – Series 1	1,060	-	1,943	-
Institutional Class – Series 2	256	2,276	1,036	5,330
Institutional Class – General Partner – Series 3	4	-	7	-
Total	$4,789	$6,890	$9,652	$15,438

As of June 30, 2014 and December 31, 2013, $0 and $93, respectively, were due to the General Partner.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

3.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

H.
Management Fees (Continued)

Prior to October 1, 2013, in addition to the management fee paid to the General Partner, WIC assessed each Class and Series of interests a management fee equal to 1/12 of 2% (2% per year) of the month-end Trading Level for each month during such quarter. Trading Level shall mean the Partnership’s net assets allocated to the Advisor times the leverage to be employed by the Advisor from time to time upon the discretion of the General Partner. For the three and six months ended June 30, 2013, no trading leverage was employed by WIC. Management fees to WIC totaled to $17,600 and $38,023 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, no management fees were due to WIC.

Effective October 1, 2013, the Partnership paid M6 a monthly trading advisor management fee of 0.083% (1% per year) of the Partnerships’ trading assets allocated to M6. The fees amounted to $0 and $1,290 for the three and six months ended June 30, 2014, respectively. As of June 30, 2014 and December 31 2013, $0 and $484, respectively, were due to M6. The Partnership paid Stenger a monthly trading advisor management fee of 0.083% (1% per year) of the Partnerships’ trading assets allocated to Stenger. Management fees to Stenger amounted to $0 and $2,767 for the three and six months ended June 30, 2014, respectively. As of June 30, 2014 and December 31 2013, $0 and $1,014, respectively, were due to Stenger.

The management fees earned by all the Advisors were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Investor Class	$-	$8,726	$2,679	$18,821
Institutional Class – Series 1	-	4,635	777	9,654
Institutional Class – Series 2	-	4,232	598	9,533
Institutional Class – General Partner – Series 3	-	7	3	15
Total	$-	$17,600	$4,057	$38,023

I.	Portfolio Construction Management Fees

Effective November 1, 2013, the Partnership pays the General Partner a monthly Portfolio Construction Management fee of up to 0.0625% of the Partnership’s net assets at the beginning of each month, or 0.75% per year. The General Partner may choose to distribute a portion of these fees to select advisors for their services in constructing and maintaining the Partnership’s portfolio. Portfolio Construction Management fees totaled $2,719 and $6,134 for the three and six months ended June 30, 2014, respectively.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

3.               SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K.
Marketing Fees

Effective November 1, 2013, the Partnership pays a fixed monthly marketing fee of 0.029167% of net assets as of the last day of the most recent calendar month (0.35% per year). This fee is held in escrow by the General Partner and paid to appropriate vendors for their marketing services as needed. Marketing fees paid to the General Partner totaled $1,254 and $2,830 for the three and six months ended June 30, 2014, respectively.

L.
Selling Agent Fees

For the period from November 1, 2013 to January 31, 2014, selling agents to the Partnership received monthly selling agent compensation of 0.1667% (2% annually) of Net Assets in Investor Class units only, held at the end of the month for outstanding Investor Class units held by their clients. Effective February 1, 2014, the Partnership revised the Confidential Offering Memorandum to provide for the creation of separate classes of interests for Investor Class limited partners subject to pre-existing 3% selling agent agreements and new Investor Class limited partners will be subject to 2% selling agent agreements. These amounts are charged to the Partnership and paid to Selling Agents on an ongoing basis for as long as an investor remains in the Partnership. In some cases, Selling Agents may receive a portion of the General Partner’s management fee. Prior to November 1, 2013, the General Partner paid such selling agent fees from the flat-rate General Partner brokerage commissions charged to the Partnership. Selling Agent fees for the Partnership for the three and six months ended June 30, 2014 totaled $7,974 and $15,841, respectively.

M.
Income Taxes

No provision for income taxes has been provided in the accompanying financial statements as each partner is individually liable for taxes, if any, on his or her share of the Partnership’s profits.

The Partnership applies the provisions of Codification Topic 740, Income Taxes, which prescribe the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. This accounting standard requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current period. The Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The General Partner has concluded there is no tax expense or interest expense related to uncertainties in income tax positions for the three and six months ended June 30, 2014 and 2013.

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
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

3.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

P.
Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported as a component of “Net realized (losses) on closed contracts” in the Statements of Income (Loss) and totaled $0 for the three and six months ended June 30, 2014 and $(1,048) and $729 for the three and six months ended June 30, 2013, respectively.

Q.
Recent Accounting Pronouncements

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

R.
Indemnifications

The Partnership has entered into agreements which provide for the indemnifications against losses, costs, claims and liabilities arising from the performance of its obligations under such agreements, except for gross negligence or bad faith. The Partnership's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership generally expects the risk of loss from indemnification claims in the future to be remote.

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
For the Three and Six Months Ended June 30, 2014 and 2013
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The General Partner’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The Partnership recognizes transfers, if any, between fair value hierarchy levels at the beginning of the reporting period. During the three and six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers into or out of the fair value hierarchy levels.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

4.	FAIR VALUE (CONTINUED)

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels. Fair value is presented on a gross basis even though certain assets and liabilities qualify for net presentation in the Statements of Financial Condition.

		As of June 30, 2014
		Level 1	Level 2	Level 3	Total
	Assets
	Futures contracts
	Metals	$9,088	$-	$-	$9,088
	Money market mutual funds	1,266,922	-	-	1,266,922
	Total assets	$1,276,010	$-	$-	$1,276,010

	Liabilities
	Futures contracts
	Metals	$(13,026)	$-	$-	$(13,026)
	Total liabilities	$(13,026)	$-	$-	$(13,026)

		As of December 31, 2013
		Level 1	Level 2	Level 3	Total
	Assets
	Futures contracts
	Commodities	$28,050	$-	$-	$28,050
	Metals	160,838	-	-	160,838
	Total futures contracts	188,888	-	-	188,888
	Money market mutual funds	1,516,655	-	-	1,516,655
	Total assets	$1,705,543	$-	$-	$1,705,543

	Liabilities
	Futures contracts
	Commodities	$(28,664)	$-	$-	$(28,664)
	Metals	(243,597)	-	-	(243,597)
	Total futures contracts	(272,261)	-	-	(272,261)
	Total liabilities	$(272,261)	$-	$-	$(272,261)

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
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

The Partnership’s derivatives held at June 30, 2014 and December 31, 2013 are subject to agreements similar to master netting agreements with the Partnership’s brokers which grant the brokers the right to set off recognized assets and liabilities if certain conditions exist. The following tables present gross amounts of assets and liabilities which are offset in the Statements of Financial Condition.

Offsetting of Derivative Assets and Liabilities
As of June 30, 2014
		Gross Amounts	Net amount
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Assets	Condition	Condition
Assets
Futures Contracts(1)
Newedge USA, LLC	$9,088	$(9,088)	$-
Total futures contracts	$9,088	$(9,088)	$-

		Gross Amounts	Net amount
		Offset in the	Presented in the
	Gross Amounts	Statement of	Statement of
	of Recognized	Financial	Financial
	Liabilities	Condition	Condition
Liabilities
Futures Contracts(1)
Newedge USA, LLC	$(13,026)	$9,088	$(3,938)
Total futures contracts	$(13,026)	$9,088	$(3,938)

(1) See Note 4. for the fair value by type of contract within the category.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
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

(1) See Note 4. for the fair value by type of contract within the category.

The cash held at each counterparty at June 30, 2014 and December 31, 2013 exceeds the net derivatives liability, if any, at such counterparty.

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)
_______________

5.
DERIVATIVE INSTRUMENTS (CONTINUED)

Realized gains and losses, as well as any change in net unrealized gains or losses on open contracts from the preceding period, are recognized as part of the Partnership’s trading profits and losses in the Statements of Income (Loss).

The Partnership’s trading results and information related to volume of the Partnership’s derivative activity by market sector were as follows:

	For the Three Months Ended June 30, 2014
		Change in	Net	Number of
	Net Realized	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains	Profits (Losses)	Positions
Metals	$(11,018)	$11,018	$-	18
Total gain (loss) from derivatives trading	$(11,018)	$11,018	$-	18

	For the Six Months Ended June 30, 2014
		Change in	Net	Number of
	Net Realized	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains	Profits (Losses)	Positions
Commodities	$(9,862)	$614	$(9,248)	610
Financials	(4,791)	-	(4,791)	186
Metals	(78,821)	78,821	-	64
Stock indices	(1,572)	-	(1,572)	540
Total gain (loss) from futures trading	$(95,046)	$79,435	$(15,611)	1,400

Options on futures contracts
Commodities	(15,264)	-	(15,264)	342

Total gain (loss) from derivatives trading	$(110,310)	$79,435	$(30,875)	1,742

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

5.              DERIVATIVE INSTRUMENTS (CONTINUED)

	For the Three Months Ended June 30, 2013
		Change in	Net	Number of
	Net Realized	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Positions
Commodities	$(22,727)	$28,889	$6,162	240
Currencies	(87,146)	10,388	(76,758)	106
Energy	(163,621)	77,243	(86,378)	254
Financials	(35,918)	(8,064)	(43,982)	608
Metals	(79,860)	214,900	135,040	168
Stock indices	(47,107)	(27,716)	(74,823)	438
Total gain (loss) from derivatives trading	$(436,379)	$295,640	$(140,739)	1,814

	For the Six Months Ended June 30, 2013
	Net Realized	Change in	Net	Number of
	Gains	Net Unrealized	Trading	Closed
Futures Contracts	(Losses)	Gains (Losses)	Profits (Losses)	Positions
Commodities	$(5,174)	$30,529	$25,355	550
Currencies	11,007	(40,167)	(29,160)	308
Energy	(110,378)	47,912	(62,466)	450
Financials	(126,648)	37,655	(88,993)	1,188
Metals	(167,841)	309,644	141,803	370
Stock indices	100,546	(36,812)	63,734	1,012
Total gain (loss) from derivatives trading	$(298,488)	$348,761	$50,273	3,878

The number of contracts closed for futures and options on futures contracts represents the number of contract half-turns during the three and six months ended June 30, 2014 and 2013.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

5.                DERIVATIVE INSTRUMENTS (CONTINUED)

B.         Fair Value

The derivative instruments used in the Partnership’s trading activities are reported at fair value with the resulting unrealized gains (losses) recorded in the Statements of Financial Condition and the related trading profits (losses) reflected in “Trading Profits (Losses)” in the Statements of Income (Loss). Open contracts generally mature within 90 days; as of June 30, 2014 and December 31, 2013, the latest maturity dates for open contracts are September 2014 and December 2014, respectively.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2014 and 2013.  The information has been derived from information presented in the financial statements.

	Three Months Ended June 30, 2014
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$595.47	$770.27	$712.21
Profit (loss) from operations
Net investment (loss)	(29.31)	(32.68)	(30.25)
Net trading profit (loss)	(0.00)	(0.00)	(0.00)
Net (loss)	(29.31)	(32.68)	(30.25)
Net Asset Value, end of the period	$566.16	$737.59	$681.96
Total Return(1)(3)	(4.92)%	(4.24)%	(4.25)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	20.76%	17.24%	18.07%
Net investment (loss)(2)	(20.72)%	(17.19)%	(18.03)%

	Six Months Ended June 30, 2014
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$623.70	$801.28	$741.32
(Loss) from operations
Net investment (loss)	(44.02)	(44.26)	(33.50)
Net trading (loss)	(13.52)	(19.43)	(25.86)
Net (loss)	(57.54)	(63.69)	(59.36)
Net Asset Value, end of the period	$566.16	$737.59	$681.96
Total Return(1)(3)	(9.23)%	(7.95)%	(8.01)%
Supplemental Data
Ratios to average net asset value
Expenses(2)	15.10%	11.94%	10.21%
Net investment (loss)(2)	(15.05)%	(11.89)%	(10.16)%

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
For the Three and Six Months Ended June 30, 2014 and 2013
 (Unaudited)
_______________

6.              FINANCIAL HIGHLIGHTS (CONTINUED)

	Three Months Ended June 30, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$774.51	$974.00	$907.14
(Loss) from operations
Net investment (loss)	(25.39)	(24.63)	(25.29)
Net trading (loss)(4)	(30.48)	(38.57)	(35.87)
Net (loss)	(55.87)	(63.20)	(61.16)
Net Asset Value, end of the period	$718.64	$910.80	$845.98
Total Return(1)(3)	(7.21)%	(6.49)%	(6.74)%
Supplemental Data
Ratios to average net asset value
Expenses(2)(5)	13.62%	10.44%	12.32%
Net investment (loss)(2)(5)	(13.62)%	(10.43)%	(12.32)%

	Six Months Ended June 30, 2013
		Institutional	Institutional
	Investor	Class	Class
	Class	Series - 1	Series - 2
Per Unit Operating Performance
(for a Unit outstanding for the entire period)
Net Asset Value, beginning of the period	$762.65	$951.73	$888.99
Profit (loss) from operations
Net investment (loss)	(46.59)	(43.89)	(45.40)
Net trading profit(4)	2.58	2.96	2.39
Net (loss)	(44.01)	(40.93)	(43.01)
Net Asset Value, end of the period	$718.64	$910.80	$845.98
Total Return(1)(3)	(5.77)%	(4.30)%	(4.84)%
Supplemental Data
Ratios to average net asset value
Expenses(2)(5)	12.39%	9.24%	10.72%
Net investment (loss)(2)(5)	(12.36)%	(9.22)%	(10.69)%

Total returns are calculated based on the change in value of a unit during the periods presented. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Total return is derived as ending net asset value less beginning net asset value divided by beginning net asset value.
(2)	Annualized.
(3)	Not annualized.
(4)	Excludes the effect of trading commissions reported in operating expenses amounting to a reduction of net trading profit per unit and an increase in net investment (loss) per unit of $1.95, $2.46 and $2.27 for Investor Class, Institutional Class Series -1, and Institutional Class Series - 2, respectively, for the three months ended June 30, 2013 and $4.12, $5.19 and $4.81 for Investor Class, Institutional Class Series -1, and Institutional Class Series - 2, respectively, for the six months ended June 30, 2013.
(5)	Includes the expense effect of trading commissions reported in operating expenses amounting to an increase in the expenses and the net investment (loss) ratios of 1.05%, 1.04% and 1.11% for Investor Class, Institutional Class Series -1, and Institutional Class Series - 2, respectively, for the three months ended June 30, 2013 and 1.09%, 1.09% and 1.13% for Investor Class, Institutional Class Series -1, and Institutional Class Series - 2, respectively, for the six months ended June 30, 2013.

7.   SUBSEQUENT EVENT

                    On July 29, 2014, the General Partner decided to terminate the Partnership and notified the Limited Partners of the plan to liquidate the Partnership as of  August 31, 2014.

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

From the Partnership’s start until February 1, 2011, Ruvane Fund Management Corporation, a Delaware corporation (“Ruvane”, or the "General Partner" for periods prior to March 1, 2011), was the sole general partner of the Partnership. From that date until March 1, 2011, Bridgeton Fund Management, LLC (“Bridgeton”, or the "General Partner" for periods on or after March 1, 2011) was a co-general partner of the Partnership with Ruvane. Effective March 1, 2011, Bridgeton is the sole general partner of the Partnership. From inception until September 30, 2013, the General Partner had selected Welton Investment Corporation ("WIC") as the Partnership's trading advisor. For the period September 25, 2013 to March 26, 2014, the Partnership had active trading advisor agreements with M6 and Stenger (collectively the “Advisors”). On March 26, 2014, the General Partner made the decision to terminate M6 and Stenger as trading advisors for the Partnership and accordingly, M6 and Stenger were instructed to begin liquidating all the Partnership’s open positions. The Partnership has been in a temporary cessation of trading period since March 31, 2014, and the General Partner is currently evaluating the Partnership’s future trading plans.

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

On July 29, 2014, the General Partner decided to terminate the Partnership and notified the Limited Partners of the plan to liquidate the Partnership effective as of August 31, 2014.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, the Partnership had $(11,018) in net realized losses on closed contracts and $11,018 in change in net unrealized gains on open contracts which resulted in $0 net trading income and interest income of $142. For the same quarter in 2013, the Partnership had total net trading (losses) comprised of $(436,379) in net realized losses on closed contracts and $295,640 in change in net unrealized gains on open contracts, and interest income of $40.

In April 2014, the Partnership had a net loss of $(25,587). In May 2014, the Partnership had a net loss of $(11,334). In June 2014, the Partnership had a net loss of $(32,005). The Partnership was not trading during this time frame.  Losses were the result of non-trading operations.

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

For the quarter ended June 30, 2014, the Partnership had expenses comprised of $4,789 in management fees, $2,719 in portfolio construction management fees, $1,254 in marketing fees, $7,974 in selling agent fees, $47,513 in professional fees, and $4,819 in accounting, administrative fees and other expenses. For the same quarter ended June 30, 2013, the Partnership had expenses comprised of $35,894 in brokerage commissions to the General Partner (net of execution costs), $24,490 in management fees, $37,300 in professional fees, and $10,232 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Accounting and administrative expenses consist primarily of accounting fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(68,926) for the quarter ended June 30, 2014 compared to a net loss of $(248,615) for the same quarter in 2013.

At June 30, 2014, the net asset value of the Partnership was $1,200,724, compared to its net asset value of $1,945,324 at December 31, 2013.

During the quarter ended June 30, 2014, the Partnership had no credit exposure to counterparties that are participants of foreign commodities exchanges or to counterparties dealing in over the counter contracts which is considered to be material. The Advisor trades for the Partnership only with counterparties which it believes to be credit worthy.

Comparison of the Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, the Partnership had total net trading (losses) comprised of $(110,310) in net realized (losses) on closed contracts, $79,435 in change in net unrealized gains on open contracts, and brokerage commissions from trading of $7,106 and interest income of $364. For the six months ended June 30, 2013, the Partnership had total net trading gains comprised of $(298,488) in net realized (losses) on closed contracts and $348,761 in change in net unrealized gains on open contracts, and interest income of $480.

In January 2014, the Partnership had a net loss of $(29,650). The Partnership had unprofitable positions in corn, soybeans, and Eurodollars; the Partnership had some offsetting gains in lean hogs and wheat. In February 2014, the Partnership had a net loss of $(13,125). The Partnership had unprofitable positions in soybeans, emini S&P and live cattle; the Partnership had some offsetting gains in lean hogs, wheat and bean meal. In March 2014, the Partnership had a net loss of $(36,035). The Partnership saw the majority of losses in wheat, corn, Eurodollars and lean hogs. In April 2014, the Partnership had a net loss of $(25,587). In May 2014, the Partnership had a net loss of $(11,334). In June 2014, the Partnership had a net loss of $(32,005). The Partnership was not trading during this time frame.  Losses were the result of non-trading operations.

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

For the six months ended June 30, 2014 the Partnership had expenses comprised of $13,709 in management fees, $6,134 in portfolio construction management fees, $2,830 in marketing fees, $15,841 in selling agent fees, $62,049 in professional fees, and $9,556 in accounting, administrative fees and other expenses. For the six months ended June 30, 2013, the Partnership had expenses comprised of $76,246 in brokerage commissions (including clearing and exchange fees), $53,461 in management fees, $56,863 in professional fees, and $20,766 in accounting, administrative fees and other expenses. Brokerage commissions and management fees vary primarily as a result of change in assets under management, which are affected by net income, and capital subscriptions and redemptions. Professional fees, accounting and administrative expenses consist primarily of professional fees and other expenses relating to the Partnership’s reporting requirements under the Securities Exchange Act of 1934, as amended.

As a result of the above, the Partnership recorded a net loss of $(147,736) for the six months ended June 30, 2014 compared to a net loss of $(156,583) for the same six month period in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures

The President of the General Partner (who serves as the principal executive officer and financial officer of the Partnership) evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, which are designed to ensure that the Partnership records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in the reports filed with or submitted to the Securities and Exchange Commission. Based upon this evaluation, the General Partner concluded that, as of June 30, 2014 the Partnership’s disclosure controls are effective and ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 are accumulated and communicated to management of the General Partner (which consists of the principals of the General Partner) to allow timely decisions regarding required disclosure. During the second quarter of 2014, there were no changes in the Partnership’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially effect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There currently is no established public trading market for the Limited Partnership Units. As of June 30, 2014, 2,008.3950 Partnership Units were held by 56 Limited Partners and the General Partner. All of the Limited Partnership Units are “restricted securities” within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and may not be sold unless registered under the Securities Act or sold in accordance with an exemption therefrom, such as Rule 144. The Partnership has no plans to register any of the Limited Partnership Units for resale. In addition, the Partnership Agreement contains certain restrictions on the transfer of Limited Partnership Units. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine whether distributions (other than on redemption of Limited Partnership Units), if any, will be made to partners. The Partnership has never paid any distributions and does not anticipate paying any distributions to partners in the foreseeable future. From January 1, 2014 through June 30, 2014, there were no subscriptions for Partnership Units.

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

ENDEAVOR EMERGING OPPORTUNITIES FUND, LP

Date: August 13 , 2014	By: Bridgeton Fund Management LLC Its: General Partner

By: /s/ Stephen J. Roseme Stephen J. Roseme, Chief Executive, Principal Executive Officer and Principal Financial Officer